Form 10-K
period 1993-12-31
FIRST FINANCIAL CORP /WI/
filed 1994-03-29
CIK 735553

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

           For the fiscal year ended December 31, 1993

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition report from _______________ to ________________


                         Commission File Number 0-11889


                           FIRST FINANCIAL CORPORATION
                (Exact name of registrant as specified in its charter)

         Wisconsin                                       39-1471963
_________________________________               ______________________________
(State of other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification No.)

                                1305 Main Street
                          Stevens Point, Wisconsin 54481
                      (Address of principal executive office)

          Registrant's telephone number, including area code (715) 341-0400

     Securities registered pursuant to Section 12(b) of the Act Not Applicable

             Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $1.00 per share
                      _______________________________________
                                  (Title of Class)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
X _____ No ______

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   [ X ]

           Based upon the closing price of the registrant's common stock as of March 7, 1994, the aggregate market value of the voting stock held by non-affiliates of the registrant is: $324,311,850.

           As of March 7, 1994, 24,564,999 shares of the registrant's common stock were outstanding.

                      Documents Incorporated by Reference.
Part II:
           Portions of First Financial Corporation's 1993 Annual Report to Shareholders.

Part III:
           Portions of definitive proxy statement for the 1994 Annual Meeting of Shareholders.

                               PART I
ITEM 1.  BUSINESS

FIRST FINANCIAL CORPORATION

         First Financial Corporation (the "Corporation"), which was formed in 1984, conducts business as a multiple savings and loan holding company. As a Wisconsin corporation, the Corporation is authorized to engage in any activity permitted by the Wisconsin Business Corporation Law.

         The principal assets of the Corporation are all of the outstanding stock of First Financial Bank, F.S.B., ("First Financial") and First Financial-Port Savings Bank, F.S.B. ("Port") - collectively the "Banks". The business of the Corporation is the business of the Banks. Other activities of the Corporation could be funded by dividends paid by the Banks, borrowings or the issuance of additional shares of capital stock. The Corporation is headquartered at 1305 Main Street, Stevens Point, Wisconsin, 54481, telephone number
(715) 341-0400.


FIRST FINANCIAL BANK, F.S.B.

         First Financial is a federally-chartered, stock savings institution whose deposits are insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"). Business is conducted through 114 full-service branch offices, one limited loan origination office, an insurance agency and an appraisal company in both Wisconsin and Illinois. Based on total assets of $4.6 billion at December 31, 1993, First Financial is the largest thrift institution headquartered in Wisconsin. The principal mortgage lending area of First Financial is Wisconsin and Illinois. In addition to real estate loans, First Financial originates a significant volume of consumer loans, manufactured housing loans, credit card loans and student loans. Consumer, home equity and student lending activities are principally conducted in Wisconsin and Illinois, while the credit card base and resulting loans are principally centered in the Midwest. Manufactured housing lending activity is conducted in Wisconsin, Illinois and other Midwestern states. Nearly all long-term fixed-rate real estate mortgage loans generated are sold in the secondary market and to other financial institutions with First Financial retaining the servicing of those loans. First Financial offers brokerage services and also operates a full-line independent insurance agency and a real estate appraisal company.


         First Financial has grown significantly through mergers and acquisitions since its stock conversion in 1980, when First Financial had total assets of $244 million and 14 branch offices in central Wisconsin. In 1984, First Financial and First State Savings of Wisconsin ("First State"), concurrently with First State's stock conversion, combined to form the Corporation, which operated as a multiple savings and loan holding company from 1984 until late 1985 when the Corporation acquired First Savings Association of Wisconsin ("First Savings"). At that time, all three institutions were merged together. In 1988, First
Financial acquired National Savings and Loan Association of Milwaukee, Wisconsin through a merger conversion. By the end of 1988, First Financial's total assets had grown to $2.3 billion and First Financial operated 63 full-service banking offices throughout Wisconsin.

         Beginning in 1990, First Financial expanded into the southern Illinois (suburban St. Louis) and Peoria, Illinois markets by acquiring Illini Federal Savings and Loan Association of Fairview Heights ("Illini") in a voluntary supervisory merger conversion and by purchasing the deposits and nine branch banking offices of two former Peoria thrifts from the Resolution Trust Corporation ("RTC"). Also during 1990, First Financial acquired two western-Wisconsin area branch banking offices from the RTC. During 1992, First Financial acquired ten additional branch banking offices in the Peoria market, including eight from LaSalle Talman Bank, FSB ("Talman"), and two from the RTC. In 1993, First Financial acquired Westinghouse Federal Bank, FSB d/b/a United Federal Bank (United) of Galesburg, Illinois and also purchased the deposits and the four Quincy, Illinois-area branch banking offices of Citizens Federal Bank, a FSB (Citizens).

         While pursuing its strategy of expansion by acquisition in Wisconsin and Illinois, management of First Financial has also curtailed certain lending activities outside of the Midwest in recent years. In 1988, First Financial liquidated the West Coast mortgage banking operation which First Financial had acquired as part of the acquisition of First Savings. This operation had incurred continuing operating losses. Also in 1988, First Financial sold a portion of its credit card loan portfolio, totaling $44.8 million, consisting of loans concentrated in California, Texas, and the Northeastern states. First
Financial's credit card lending activities are now focused primarily on Wisconsin, Illinois and other Midwestern states. During 1989, First Financial also curtailed manufactured housing lending outside of the Midwest.



         First Financial is a member of the Federal Home Loan ("FHL") Bank System. First Financial is subject to comprehensive examination, supervision and regulation by the Office of Thrift
Supervision (the "OTS") and the FDIC, and is also regulated by the Board of Governors of the Federal Reserve System (the
"Federal Reserve Board") as to reserves required to be maintained against deposits and certain other matters. See "Regulation".

FIRST FINANCIAL - PORT SAVINGS BANK, F.S.B.

         Port is a federally-chartered stock savings institution, acquired by the Corporation in 1989, whose deposits are insured by SAIF. Effective March 1, 1992, Port was converted to a federal savings bank charter, having operated as a state-chartered stock savings institution prior to that date. Business is conducted through three offices located in Ozaukee County, Wisconsin. Assets totaled $99.5 million at December 31, 1993.
In addition to real estate loans, Port originates consumer loans, credit card loans and student loans. Port's lending activities are principally conducted in Ozaukee County and surrounding communities.

         Port is a member of the FHL Bank System. Port is also subject to comprehensive examination, supervision and regulation by the OTS and the FDIC, and is also regulated by the Federal Reserve Board as to reserves required to be maintained against deposits and certain other matters. See "Regulation".

RECENT DEVELOPMENT

         On February 26, 1994, the Corporation acquired NorthLand Bank of Wisconsin, SSB (NorthLand), of Ashland, Wisconsin, through an exchange of stock valued at 130 percent of NorthLand's defined tangible stockholders' equity at closing. Upon closing, NorthLand was merged into First Financial. The transaction has been accounted for as a pooling-of-interests. As of December 31, 1993, NorthLand had total assets and shareholders' equity of $127.4 million and $11.4 million, respectively.


FINANCIAL RATIOS

                                      Year Ended December 31,
                                      1993         1992          1991
Return on average assets*             .98%         .79%          .58%
Return on average equity*           21.23        15.78         11.85
Average equity to average assets     4.62         4.99          4.86
Dividend payout ratio*              18.62        17.93         19.87
Net interest spread:
     During the period               3.33         3.27          3.12
     At end of period                3.29         3.27          3.27

* Ratio for 1992 is based upon net income prior to the $5.6 million increase in net income arising from the cumulative effect of a change in accounting principle.

MARKET AREA AND COMPETITION

         At December 31, 1993, the Banks conducted business from 117 full-service branch banking offices located in 53 Wisconsin and 35 Illinois communities. The offices are located throughout most of Wisconsin and much of downstate Illinois, including the Peoria and suburban St. Louis areas. These offices include 27 locations in the Milwaukee Metropolitan Statistical Area ("MSA"), the largest in Wisconsin, and 29 locations in the Peoria and St. Louis MSA's, Illinois' largest outside of Chicago.

         In 1990, the counties in which the Banks had offices in Wisconsin and Illinois had a total population of 5.0 million. Between 1980 and 1990, the population of this area increased 1.4%, compared to 1.2% for the two-state area. The median household income in these counties was $30,598 according to the 1990 Census, compared to $31,402 for the two-state area. It increased 63.1% between 1980 and 1990. This area, in both states, contains a diversity of major urban and suburban areas, smaller less-urbanized communities and predominantly rural areas. Some of the larger companies headquartered in First Financial's market include Briggs & Stratton Company, A.O. Smith, General Electric Medical Systems, Allen Bradley, Miller Brewing Company, Johnson Controls and Caterpillar.

         First Financial also does business outside of Wisconsin and Illinois. At December 31, 1993, the credit card loan portfolio of First Financial was distributed approximately 42% to Wisconsin residents, 11% to Illinois, 5% to California, 4% to Michigan, 3% to New York, 3% to Texas, 3% to Ohio and 29% to other states.
First Financial originates manufactured housing loans in Wisconsin, Indiana, Ohio, Illinois, Iowa, Michigan, Minnesota and Missouri. Consumer and student loans are made principally to Wisconsin, Illinois and other Midwestern residents.

         The Banks are subject to competition from other savings institutions as well as commercial banks and credit unions in both attracting and retaining deposits and in real estate and other lending activities. Competition for deposits also comes from money market funds, bond funds, corporate debt and government securities. Competition for the origination of real estate loans comes principally from other savings institutions, commercial banks and mortgage banking companies. Competition for manufactured housing loans is primarily from other financial institutions or entities. Consumer loan competition principally emanates from other savings institutions, commercial banks, automobile manufacturers and their financing subsidiaries, consumer finance companies and credit unions.

         The principal methods used by competing financial institutions to attract deposit accounts include rates of return, types of accounts, convenience of office locations, and other services. The primary factors in competing for loans are interest rates, loan fee charges, and timing and quality of service to the borrower.

         As a Wisconsin-based savings and loan holding company, the Corporation may acquire savings institutions or savings and loan holding companies located in the states of Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Ohio and Wisconsin ("Regional Compact States"). Further, the OTS's statement of policy on branching by federally chartered savings institutions permits nationwide branching. However, nationwide branching is not permitted to the extent that it would result in formation of a multiple savings and loan holding company (such as the Corporation) controlling savings institutions in more than one state. Generally, the formation of multi-state multiple savings and loan holding companies are prohibited unless one of three exemptions exists. The first exemption authorizes a savings and loan holding company or any of its savings institution subsidiaries to acquire an institution or operate branches in another state following a supervisory acquisition. The second exemption relates to grandfathered branching rights and the third exemption relates to specific approvals under the laws of the state in which the acquired institution or branches are located.

         Additionally, OTS regulations allow federal savings institutions to establish, in any state in which the institution has its home or a branch office, agency offices which only service and originate (but do not approve) loans and contracts, manage or sell real estate owned by the institution or engage in such other activities (other than accepting payments on savings accounts or approving loans) as may be approved by the District Director of the OTS for the region in which the institution is located.

         Management of the Corporation is not able to predict, at this time, what new laws will be enacted, if any, or what effect such new laws would have on the financial condition and prospects of the Corporation and the Banks.


                     SELECTED HISTORICAL FINANCIAL INFORMATION

The following tables present selected historical consolidated financial information of the Corporation.

                                 December 31,
                                           1993 (e)         1992 (f)          1991              1990 (g)         1989 (h)
                                                                   (Dollars in thousands)
Financial Condition and Other Data
Total assets . . . . . . . . . . . . . .  $4,774,633       $3,908,286         $3,220,002        $3,142,293    $2,456,695
Investments (a). . . . . . . . . . . . .     275,696          163,800            104,022           186,139       137,839
Loans receivable and mortgage-related
  securities . . . . . . . . . . . . . .   4,174,838        3,457,466          2,847,175         2,685,162     2,125,376
Loans held for sale-net. . . . . . . . .      73,919           54,840             38,061            53,103        16,888
Intangible assets. . . . . . . . . . . .      31,392           23,278             20,388            23,178         5,505
Deposits . . . . . . . . . . . . . . . .   4,050,520        3,206,112          2,935,645         2,883,214     2,098,234
Borrowings . . . . . . . . . . . . . . .     438,598          461,948             77,243            60,351       177,253
Shareholders' equity (substantially
  restricted)(b) . . . . . . . . . . . .     234,685          194,095            164,535           149,576       137,081
Number of full-service offices . . . . .         117               94                 86                86            67

                                                                   Year Ended December 31,

                                           1993 (e)         1992 (f)          1991              1990 (g)         1989 (h)
                                                   (In thousands except per share amounts)

Operating Data
Interest income. . . . . . . . . . . . .  $  340,123       $  296,871         $  300,081       $  292,141       $  235,890
Interest expense . . . . . . . . . . . .     189,734          181,896            203,749          204,748          162,059
Net interest income. . . . . . . . . . .     150,389          114,975             96,332           87,393           73,831
Provision for losses on loans. . . . . .     (10,219)         (13,851)           (18,333)         (16,044)         (18,306)
Loan fees and servicing income . . . . .      14,112           12,961             15,143           15,884           14,510
Other non-interest income. . . . . . . .      16,034           14,348             13,628           13,996           12,344
Gain on sale of loans and securities . .       7,575            4,900              5,560            1,503            5,535
Non-interest expense . . . . . . . . . .    (105,804)         (88,711)           (81,395)         (76,840)         (64,868)
Income before income taxes and the
  cumulative effect of a change in
  accounting principle . . . . . . . . .      72,087           44,622             30,935           25,892           23,046
Income taxes . . . . . . . . . . . . . .      26,872           16,190             12,409            9,870            8,670
Income before the cumulative effect of a
  change in accounting principle. . . . .     45,215           28,432             18,526           16,022           14,376


Cumulative effect of a change in
  accounting principle (c). . . . . . . .         --            5,600                 --               --               --
Net income . . . . . . . . . . . . . . .  $   45,215       $   34,032         $   18,526       $   16,022         $ 14,376

Earnings per share (d):
  Primary:
     Income before the cumulative effect
     of a change in accounting principle
     (c)  . . . . . . . . . . . . . . .   $     1.88       $     1.21         $      .80       $      .70         $    .63
     Net income. . . . . . . . . . . . .        1.88             1.45                .80              .70              .63
  Fully Diluted:
    Income before extraordinary items
    and the cumulative effect of a change
    in accounting principle (c) . . . .   $     1.86       $     1.19         $      .79       $      .70         $    .63
     Net income. . . . . . . . . . . . .        1.86             1.43                .79              .70              .63

Cash dividends declared and paid per
  share (f) . . . . . . . . . . . . . .   $      .35       $      .22         $      .16       $      .16         $    .15


(a) Consists of federal funds sold, interest-earning deposits, and investment securities.

(b) See Note L to the Corporation's consolidated financial statements.

(c) A $5.6 million credit was realized in 1992 from the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income
           Taxes". See Note A to the Corporation's consolidated financial statements.

(d) Per share data have been adjusted to reflect A) a two-for-one stock split distributed in March, 1993, B) a two-for-one stock split distributed in April, 1992 and C) a ten percent stock dividend distributed in March, 1989. See Note A to the Corporation's consolidated financial statements.

(e) In 1993, First Financial acquired United and also purchased the deposits and the four Quincy, Illinois-area branch banking offices of Citizens. Each transaction has been accounted for as a purchase and the related results of operations have been included in the Corporation's consolidated financial statements since the respective dates of acquisition. See Note B to the Corporation's consolidated financial statements.

(f) During the first quarter of 1992, First Financial completed the assumption of deposits and the purchase of branch facilities of ten Peoria, Illinois-area branches including eight from the Talman and two from the RTC. Each of these transactions was accounted for as a purchase. See Note B to the Corporation's consolidated financial statements.

(g) The Corporation completed the acquisition of Illini on January 19, 1990 and, at various dates during 1990, the assumption of the deposits and purchase of certain assets of three former thrift institutions from the RTC. Each of these transactions has been accounted for as a purchase and the related results of operations have been included in the Corporation's consolidated financial statements since the respective dates of acquisition.

(h) The acquisition of Port was completed on May 31, 1989 and was accounted for as a purchase. Accordingly, the results of Port's operations have been included in the Corporation's consolidated financial statements since that date.

Lending Activities (Including Mortgage-Related Securities)

           General. The Banks have traditionally concentrated on origination of conventional mortgage loans secured by first liens on one- to four-family residences. The Banks also make loans which are insured by the FHA or partially guaranteed by the VA as well as home loans on behalf of or for immediate sale to the Wisconsin Department of Veterans Affairs ("WDVA"), the Wisconsin Housing and Economic Development Authority ("WHEDA") and the Illinois Housing and Development Authority (IHDA). At December 31, 1993, the Corporation's total loan portfolio, including mortgage-related securities, amounted to $4.3 billion, including mortgage loans totaling $2.1 billion of which $1.8 billion, or 41.1% of the total loan portfolio, before net items, were loans secured by one- to four-family residences. In addition, the Banks make long-term, first mortgage real estate loans on multiple dwelling units and commercial properties, second mortgages and short-term construction loans. As a means of better matching maturities of its asset and liability products, the Banks have also originated other types of high-yielding loan products which have either a short term to maturity or contain adjustable-rate features. These products include education loans, credit card loans, home equity loans, consumer loans principally consisting of automobile collateral and manufactured housing loans consisting of conventional loans, VA-guaranteed loans and FHA-insured loans. At December 31, 1993, these loans amounted to $888.8 million, or 20.7%, before net items, of the total loan portfolio. Loans with terms up to 15 years and loans with adjustable interest rates are originated for the Banks' own portfolios, while longer-term fixed-rate mortgage loans are originated for sale in the secondary market. The Federal Reserve Board is authorized to promulgate regulations limiting the maximum interest rate that may apply during the term of adjustable-rate mortgage loans originated by savings institutions such as the Banks. Under the regulation adopted by the Federal Reserve Board, no specific interest rate limit is set, but lenders are required to impose interest rate caps on all adjustable-rate mortgage loans and all dwelling-secured consumer loans, including home equity loans, which provide for interest rate adjustments. The regulation is applicable to loans made after December 8, 1987.

The Banks also periodically purchase mortgage-related securities as a lending alternative when excess liquidity is available. At December 31, 1993, these securities amounted to $1.3 billion, or 30.9% of the total loan portfolio, before net items. Included in mortgage-related securities are adjustable-rate securities totaling $1.1 billion. The Banks also review the geographic distribution of collateral when purchasing non-agency mortgage-related securities. In an effort to decrease the concentration of collateral located in the states of California, New York and New Jersey, the Banks have implemented a policy of limiting the concentration of underlying collateral in those three states to 15% of the total collateral underlying any new non-agency issue that is purchased for the Banks' portfolio. For a related discussion of the accounting for debt securities, including mortgage-related securities, see "Investment Securities." For further discussion of the mortgage-related securities portfolio, see Notes A and D to the Corporation's consolidated financial statements, filed as an exhibit hereto.

           Loan Portfolio Composition. The following table sets forth information concerning the composition of the Corporation's total loan portfolio including loans held for sale and mortgage-related securities, on a consolidated basis, before net items, by type of loan. Total loans receivable, including net items but excluding loans held for sale and mortgage-related securities are set forth in Note E to the Corporation's consolidated financial statements. The data presented include the accounts of the Corporation (on a parent-company only basis) and First Financial for all periods, Port since its acquisition in 1989, and the balances of interest-sensitive assets and liabilities arising from the 1990, 1992 and 1993 acquisitions are included from the respective dates of the related transactions.

                                                                    December 31,
                                 1993                1992               1991                1990                1989
                             Amount Percent      Amount Percent     Amount Percent      Amount Percent     Amount Percent
                                                               (Dollars in thousands)

Type of Loans
Real estate mortgage loans:

Conventional loans:
  One- to four-family . . $1,766,519  41.1%   $1,230,914  34.5%  $1,084,541  37.0%   $1,245,965  44.7%   $1,104,530   50.3%
  Multi-family. . . . . .    183,619   4.3       155,798   4.4      133,965   4.6       133,485   4.8        95,161    4.3
FHA and VA . . . . . . .      36,410    .8        43,708   1.2       53,299   1.8        59,286   2.1        59,769    2.7
Commercial and other real
  estate.. . . . . . . .      94,789   2.2       101,865   2.9      100,915   3.4       111,569   4.0       129,079    5.9

Total real estate mortgage
  loans . . . . . . . .    2,081,337  48.4     1,532,285  43.0    1,372,720  46.8     1,550,305  55.6     1,388,539   63.2

Other loans:

Credit card loans. . . .     209,414   4.9       178,436   5.0      160,712   5.5       152,320   5.5       142,946    6.5
Home equity loans. . . .     193,291   4.5       162,283   4.6      141,285   4.8       113,426   4.0        98,877    4.5
Education loans. . . . .     167,385   3.9       163,261   4.6      158,664   5.4       144,054   5.2       125,445    5.8
Manufactured housing loans . 165,017   3.8       133,195   3.7      140,384   4.8       155,466   5.6       174,123    7.9
Consumer loans . . . . .     153,574   3.6        89,028   2.5       64,578   2.2        99,514   3.6        98,034    4.5
Other loans. . . . . . .         111    --         3,298    .1        4,831    .1         5,166    .1         5,409     .2

Total other loans. . . .     888,792  20.7      729,501   20.5      670,454  22.8       669,946  24.0       644,834   29.4

Total loans receivable before
     net items . . . . .   2,970,128  69.1    2,261,786   63.5    2,043,174  69.6     2,220,251  79.6     2,033,373   92.6

Mortgage-related
    securities. . . . . .  1,326,253  30.9    1,301,589   36.5      893,733  30.4       569,085  20.4       162,056    7.4

Total Loans Receivable Before
  Net Items And Mortgage-
  Related Securities . . .$4,296,382 100.0%  $3,563,375  100.0%  $2,936,907 100.0%   $2,789,336 100.0%   $2,195,429   100.0%


       A summary of the Corporation's loan portfolio, before net items, including loans held for sale and mortgage-related securities is set forth below by adjustable-rate loans, short-term loans and fixed-rate loans.

                                                  December 31, 1993          December 31, 1992         December 31, 1991


                                                                 Percent                    Percent                  Percent
                                                  Balance       Of Total     Balance       Of Total    Balance      Of Total
                                                                             (Dollars in thousands)
Adjustable-rate loans:
  Mortgage-related securities. . . . . . . . .    $ 1,151,360                 $1,140,581                $  679,983
  Mortgage loans . . . . . . . . . . . . . . .        515,755                    498,118                   632,965
  Education loans. . . . . . . . . . . . . . .        167,385                    163,261                   158,664
  Home equity loans. . . . . . . . . . . . . .        193,291                    162,283                   141,285
  Manufactured housing loans . . . . . . . . .          5,857                      7,111                    10,626
  Consumer loans . . . . . . . . . . . . . . .          5,816                      1,741                     2,709
       Total . . . . . . . . . . . . . . . . .      2,039,464     47.5%        1,973,095     55.4%       1,626,232     55.4%

Short-term loans*:
  Credit card loans. . . . . . . . . . . . . .        209,414                    178,436                   160,712
  Mortgage loans . . . . . . . . . . . . . . .        230,054                    158,351                   120,028
  Consumer loans . . . . . . . . . . . . . . .         55,414                     32,608                    26,925
  Deposit account loans. . . . . . . . . . . .          4,158                      3,889                     5,641
  Manufactured housing loans . . . . . . . . .          1,443                      5,761                     5,461
       Total . . . . . . . . . . . . . . . . .        500,483     11.6           379,045     10.6          318,767     10.8
   Total adjustable-rate and
     short-term loans. . . . . . . . . . . . .      2,539,947     59.1         2,352,140     66.0        1,944,999     66.2

Loans having maturities greater than
 three years:
  Conventional mortgage loans. . . . . . . . .      1,299,057                    831,993                   568,124
  FHA/VA mortgage loans. . . . . . . . . . . .         36,470                     43,823                    51,603
  Mortgage-related securities. . . . . . . . .        174,893                    161,008                   213,750
  Conventional manufactured
    housing loans. . . . . . . . . . . . . . .        72,165                      81,153                    94,057
  FHA/VA manufactured housing
    loans. . . . . . . . . . . . . . . . . . .        85,552                      39,170                    30,240
  Consumer loans . . . . . . . . . . . . . . .        88,187                      50,790                    29,303
  Other loans. . . . . . . . . . . . . . . . .           111                       3,298                     4,831
       Total fixed-rate loans. . . . . . . . .     1,756,435          40.9     1,211,235    34.0           991,908     33.8

       Total . . . . . . . . . . . . . . . . .    $4,296,382         100.0%   $3,563,375   100.0%       $2,936,907    100.0%

* Credit card and fixed-rate loans with remaining contractual life of three years or less.


       As of December 31, 1993, the total amount of loans held by the Banks repricing or maturing after December 31, 1994 was $2.18 billion. Of these loans, $1.84 billion have fixed rates of interest and $340.5 million have short-terms or adjustable interest rates.

       The following table sets forth, at December 31, 1993, the dollar amount of loans maturing in the Banks' loan portfolios before net items, plus loans held for sale and mortgage-related securities, based on either their contractual terms to maturity or for the remaining time before the loans can be repriced during the periods indicated.

                                                    1995 -      1997 -      1999 -        2004 -       After
                                          1994        1996        1998        2003          2013         2013        Total

                                                                                     (In thousands)

Real estate mortgage loans . . . . .  $  382,149    $147,791    $110,622    $395,785    $  896,899    $ 89,499    $2,022,745
Construction mortgage loans. . . . .      12,586      21,125       5,095       6,600        12,939         247        58,592
Mortgage-related securities. . . . .   1,151,360      28,183           6      33,807        61,142      51,755     1,326,253
Credit card and home equity
  loans. . . . . . . . . . . . . . .     379,185      23,520          --          --            --          --       402,705
Other loans* . . . . . . . . . . . .     189,974      51,927      62,439     107,956        63,988       9,803       486,087

       Total . . . . . . . . . . . .  $2,115,254    $272,546    $178,162    $544,148    $1,034,968    $151,304    $4,296,382

* Includes consumer, manufactured housing and student loans.

       One- to Four-Family First Mortgage Loans. The primary mortgage loan product of the Banks is the single family home loan with some additional volume being secured by two- to four-family residential units. In addition to a conventional mortgage loan program, the Banks have available various other programs including FHA-insured, VA-guaranteed, FmHA-guaranteed, Wisconsin and Illinois state agency and veterans programs and jumbo mortgage loans in excess of a specified balance. These mortgage loan products are originated using either a fixed-rate, or an adjustable-rate of interest indexed primarily to one-year U.S. Treasury securities yields, three-year Treasury securities yields or the national cost of funds index as published by the FHL Banks. Original terms to maturity vary from 15 years to 30 years. First Financial currently holds in its portfolio loans for terms up to 15 years and generally sells fixed-rate mortgage loans having maturities greater than 15 years in the secondary mortgage market.

       Income-Producing Real Estate Property Loans. First Financial, through its commercial mortgage real estate division, has sought to diversify its loan portfolio through the origination of loans on selected income-producing real estate properties, which meet strict internal underwriting guidelines. First Financial also periodically seeks to limit its overall exposure relative to such loans through the sale of participation interests and whole loans to other financial institutions. First Financial provides servicing of these loans for participants (see "Loan Servicing").

       Among the projects financed by First Financial and Port are apartments, office buildings, retail centers, medical clinics, industrial buildings, elderly housing and other commercial real estate located primarily in Wisconsin, Illinois and other Midwestern states. The level of originations of commercial real estate loans, excluding multi-family mortgage loans, has declined significantly in recent years because management has chosen to de-emphasize this product due to market conditions and regulatory capital requirements. First Financial has, beginning in 1993, emphasized multi-family mortgage loans, targeting five- to twelve-family units. Multi-family and commercial real estate lending involves greater risks than does one- to four-family residential lending. The repayment of loans collateralized by income-producing real estate is dependent upon the successful operation of the related real estate property and also on the credit and net worth of the borrower and thus is subject to conditions in the real estate market, interest-rate levels and overall economic conditions. The underwriting process for such loans is structured to ascertain that each property has sufficient value and market appeal to provide adequate security for the loan and that the property will produce sufficient income to meet minimum debt service coverage ratios established by the Banks, which vary depending upon the property type. All properties are also inspected, independently appraised in accordance with applicable regulatory standards, and reviewed by a qualified engineer. Loans on such properties are generally not permitted to exceed a loan-to-value ratio of 75%. Also, each borrower is reviewed as to management talent, integrity, experience and available financial resources. The Banks generally require the personal guarantee of the debt by all parties holding a major equity interest in the secured property when the owner/borrower is a business entity.

       Additionally, the portfolio of income-producing properties is reviewed on a continuing basis to identify any potential risk that exists for the Banks through undue concentration of the portfolio in any one borrower, property type or geographic location. These and other underwriting standards are documented in written policy statements, which are periodically updated, and approved by the Banks' respective Boards of Directors.

       Lending terms for the Banks' income-producing real estate property loans generally call for a maturity of three to fifteen years based upon an amortization schedule of fifteen to thirty years and an interest rate periodically adjustable based upon a cost of funds index.

       Borrowers may experience cash flow from the property which is inadequate to service the debt. This cash flow shortage may result in the failure to make loan payments. Additionally, the repayment of loans secured by income-producing properties is dependent on the successful operation of the related real estate project and the financial strength of the borrower and thus, is subject to adverse conditions in the real estate market or the economy in general.

       Construction Loans. Loans made by the Banks to provide interim financing for residential and commercial properties during the construction period are typically originated for periods of six to eighteen months. These loans are generally limited to 75% of value of the property upon completion. Construction loan funds are periodically disbursed as construction progresses. At any stage of construction, remaining undisbursed funds are in amounts estimated to be adequate for completion or sale of the property.

       Construction lending is generally considered to involve a higher level of risk than lending secured by existing properties because properties securing these loans are generally more speculative and more difficult to evaluate and monitor. The Banks' risk of loss on construction or development loans is dependent upon the accuracy of the initial estimate of the property's value at completion of the project and the estimated cost of the project. If the estimate of construction or development costs proves to be inaccurate, the Banks may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, the lender may be confronted with a property having a value which is insufficient to assure full repayment of the construction loan upon securing a permanent mortgage loan. The Banks had construction loans outstanding of $58.6 million, at December 31, 1993, of which $53.1 million was collateralized by residential real estate.

       Manufactured Housing Loans. Through a series of dealer relationships in Wisconsin and other Midwestern states, First Financial indirectly originates manufactured housing loans. The dealers close the loans at their locations after forwarding all necessary documentation to First Financial for underwriting, processing, and credit checks in order to receive approval to originate the loans for ultimate purchase by First Financial. Funds for the purchase of the loan are disbursed directly to the dealers either by check or direct deposit. The loans are either conventional or originated under the FHA-insured or VA-guaranteed programs throughout the various states. The term of such loans is usually up to 15 years at fixed interest rates.

       Consumer and Other Loans. The Banks offer a variety of lending products to meet the specific needs of consumers. These products include secured and unsecured installment loans with fixed repayments, student loans, credit card programs and home equity loans. Consumer loans are made directly with the customer and are secured by automobiles, recreational vehicles, manufactured homes, junior mortgages on real estate or deposit accounts. The Banks provide financing on both new and used automobiles, recreational vehicles and manufactured homes using different rates and terms to maturity to compensate for the difference in the collateral value of the property and the related credit risk. In addition to the secured consumer loans, the Banks extend unsecured loans to qualified borrowers based upon their financial statements and creditworthiness. The vast majority of the consumer loan originations are made within Wisconsin and Illinois through the extensive branch network of the Banks.

       Several student loan programs are offered by the Banks through three guarantor programs, with the majority being originated within Wisconsin. The various student lending programs meet a variety of borrower financial qualifications with varying rate structures. Additionally, First Financial offers a consolidation loan plan whereby various student loans can be combined for the convenience and benefit of the borrower.

       First Financial offers credit card programs to the general public and have also placed additional emphasis on issuing cards through organizations whose membership substantially meets the qualifying criteria ("affinity programs"). Certain additional benefits can be linked to card usage under the affinity programs. These affinity programs are related to the Visa/Mastercard credit card programs operating on a nationwide basis. In addition to the regular credit card products, First Financial also operates the BasiCard program which offers the consumer a lower cost, no-frills charge card bearing an interest rate of 14.9% applied to balances and advances.

       During the last decade the Banks placed additional emphasis on their home equity loan program. The new emphasis was tied to federal income tax law changes which were brought about during 1986, causing consumers to look for a new vehicle through which to finance future needs on a tax-deductible basis. As a result of federal tax legislation adopted in 1987, however, interest on a home equity line of credit is deductible only up to $100,000 of principal. The home equity loan calls for a floating interest rate which is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower's residence. As an additional convenience to consumers, the home equity lines are generally tied to a Gold or a standard
Mastercard credit card account whereby consumers can conveniently draw against their approved line through the use of their credit card. Fixed-rate non-revolving second mortgage loans are also offered.

       Loan Originations, Purchases and Sales. The Banks' loan originations come from a number of sources. Residential mortgage loan originations are attributable primarily to depositors, walk-in customers, referrals from real estate brokers and builders, out-of-state originators and direct solicitations. In addition, the Banks also acquire refinanced residential mortgage loans which were previously originated by the Banks, but sold to and serviced for other financial institutions. Prior to acquisition, these loans are refinanced to a lower rate, as per the borrower's request. Commercial mortgage loan originations are obtained by direct solicitation and referrals. VA-guaranteed, FHA-insured and conventional manufactured housing loans are obtained from approved dealers. Consumer loans are originated from walk-in customers, existing depositors and mortgagors and direct solicitations. Student loans are originated from solicitation of eligible students and from walk-in customers. First Financial also periodically purchases student loan portfolios from other lenders.

       Real estate loans are originated by loan officers in the Banks' offices. Relative to First Financial's real estate loans, loans up to the FHLMC/FNMA upper limit authority (currently $203,150 for single-family mortgage loans) for one- to four-family residences are approved by an underwriter who is employed by First Financial. Loans in excess of this amount up to $250,000 are approved by designated officers. Loans in excess of $250,000 up to $1,500,000 are approved by an officer loan committee. Loans in excess of $1,500,000 require approval of the Executive Committee of the Board of Directors of First Financial, and loans in excess of $5,000,000 require approval of First Financial's full Board of Directors. The majority of conventional home mortgage loans are written to comply with underwriting standards of FHLMC and/or FNMA to ensure that national standards are being met and that First Financial's loans meet or exceed national secondary market requirements. All loans are centrally reviewed by an underwriting staff prior to final approval to ensure compliance with loan underwriting policies. With respect to the appraisal of properties, borrowers may use the appraisal subsidiary of First Financial or outside appraisers preapproved by First Financial's Board of Directors. Relative to real estate loan originations by Port, loans of up to $200,000 for one- to four-family residences and all other loans under $100,000 can be approved by a designated officer of Port. Loans above these parameters are approved by a committee consisting of three officers and three outside directors. All loan approvals are subsequently reviewed by the Board of Directors of Port.

       In general, the Banks may lend up to 100% of the appraised value of real property for residential purposes provided loans in excess of 80% have private mortgage insurance, a government guarantee, additional collateral or a combination of both. In practice, most of the Banks' mortgage loans are written in the range of 75% to 95% loan-to-value ratio.

       Real estate loans are secured by a first mortgage, subject to title insurance and are covered by fire and casualty insurance.
When appropriate, flood insurance is also required. Related costs, together with private mortgage insurance as required, are paid by the borrower.

       The Banks encounter certain environmental risks in their lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on secured properties. Certain states may also impose liens with higher priorities than first mortgages on properties to recover funds used in such efforts. Although the foregoing environmental risks are more usually associated with industrial and commercial loans, environmental risks may be substantial for residential lenders, like the Banks, since environmental contamination may render the secured property unsuitable for residential use. In addition, the value of residential properties may become substantially diminished by contamination of nearby properties. In accordance with the guidelines of FNMA and FHLMC, appraisals for single-family homes on which the Banks lend include comments on environmental influences and conditions. The Banks attempt to control their exposure to environmental risks with respect to loans secured by larger properties by monitoring available information on hazardous waste disposal sites and requiring environmental inspections of such properties prior to closing the loan. No assurance can be given, however, that the value of properties securing loans in the Banks' portfolios will not be adversely affected by the presence of hazardous materials or that future changes in federal or state laws will not increase the Banks' exposure to liability for environmental cleanup.

       The following table shows loan and mortgage-related securities originations, purchases, sales and repayment activities of the Banks on a consolidated basis for 1993, 1992 and 1991.

                                                                        Year Ended December 31,
                                                             1993                  1992                 1991
                                                                              (In thousands)

Loans originated:
 Mortgage loans:
     One- to four-family . . . . . . . . . . . . . . . . $1,045,795            $  598,477           $  295,206
     Multi-family. . . . . . . . . . . . . . . . . . . .     85,719                54,643               28,900
     Commercial real estate. . . . . . . . . . . . . . .     10,712                 6,821                5,956
     Refinanced residential mortgage loans
      previously sold and serviced for others. . . . . .    187,066               294,477               44,334

                                                          1,329,292               954,418              374,396
 Consumer loans. . . . . . . . . . . . . . . . . . . . .    136,766                93,967               59,854
 Education loans . . . . . . . . . . . . . . . . . . . .     31,885                30,115               36,875
 Home equity loans - net increase. . . . . . . . . . . .     31,008                19,385               27,860
 Credit card loans - net increase. . . . . . . . . . . .     30,978                17,724                8,393
 Manufactured housing loans. . . . . . . . . . . . . . .     23,405                17,292               11,361
 Refinanced manufactured housing loans pre-
   viously sold and serviced for others. . . . . . . . .     36,953                    --                   --
 Decrease (increase) in undisbursed
  loan proceeds. . . . . . . . . . . . . . . . . . . . .      8,142                   322               (1,910)
           Total loans originated. . . . . . . . . . . .  1,628,429             1,133,223              516,829
Mortgage-related securities purchased. . . . . . . . . .    240,640               696,206              616,306

           Total originations and purchases. . . . . . .  1,869,069             1,829,429            1,133,135

Loans and mortgage-related securities from
 acquisitions (before net items) . . . . . . . . . . . .    540,474                   146                   --

Market valuation adjustment: available-
  for-sale mortgage-related securities . . . . . . . . .      2,979                    --                   --

Loan repayments and sales:
 Repayments of loans and mortgage-related
     securities. . . . . . . . . . . . . . . . . . . . .    949,794               711,259              504,342
 Sales of one- to four-family real estate
     loans . . . . . . . . . . . . . . . . . . . . . . .    614,664               481,586              285,355
 Sales of multi-family and commercial
     real estate loans . . . . . . . . . . . . . . . . .     25,621                 9,128               10,179

 Sales of mortgage-related securities. . . . . . . . . .     81,294                   812              154,506
 Sales of manufactured housing loans . . . . . . . . . .         --                    --                  503
 Sales of indirect automobile loans. . . . . . . . . . .         --                    --               30,679
           Total repayments and sales. . . . . . . . . .  1,671,373             1,202,785              985,564

Increase in total loans before net items
 (excluding change in undisbursed loan
 proceeds), including loans held for sale
 and mortgage-related securities . . . . . . . . . . . . $  741,149            $  626,790           $  147,571

       First Financial has been actively engaged in secondary mortgage market activities on a national basis through the sale of whole loans and participations to pension funds, insurance companies, banks, other savings institutions and governmental units such as FHLMC, FNMA, GNMA and special Wisconsin programs.
On a limited basis, the Banks and their predecessors have purchased selected groups of loans or a portfolio of loans.
First Financial also periodically has used its loans to securitize mortgage-related securities sold by registered broker-dealers. Sales of loans are used to provide additional funds for lending, to generate servicing fee income and to reduce the risk resulting from fluctuating interest rates and loan concentrations. Under loan sales and participation agreements, First Financial sells mortgage loans on a non-recourse basis and pays participants an agreed upon yield on the participant's portion of the loan out of monthly payments received from the borrowers. First Financial, in general, has forward commitments to sell all of its fixed-rate mortgage loans, having maturities of greater than 15 years, which are closed or approved and one-half of the amount of such loans pursuant to accepted applications for loans. The sale of $30.7 million of indirect automobile loans in 1991 was the result of management's decision to discontinue this line of customer business.

       Loan Servicing. The Banks have originated the majority of the loans they service for others. They receive fees for those servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. At December 31, 1993, the Banks were servicing $1.30 billion of mortgage and manufactured housing loans owned by others. Mortgage loans totaling $1.25 billion were being serviced for annual fees ranging from 1/4 to 1/2 of 1% of the unpaid principal, and $50.0 million of manufactured housing loans were being serviced for investors. Servicing fees retained on manufactured housing loans average approximately 2.3% of the unpaid principal, reflecting the higher costs of servicing these loans. The following table sets forth information as to the Banks' loan servicing portfolio, net of loans in process, at the dates shown.

                                                                                December 31,
                                                                        1993                               1992
                                                             Amount                 %          Amount                %
                                                                           (Dollars in thousands)

Loans owned by the Banks . . . . . . . . . . . . . . .     $2,951,000             69.0%      $2,235,000            63.0%
Loans serviced for others. . . . . . . . . . . . . . .      1,301,000             31.0        1,311,000            37.0
      Total loans serviced . . . . . . . . . . . . . .     $4,252,000            100.0%      $3,546,000           100.0%

       Information concerning the Banks' servicing income from loans serviced for others is summarized in the following table for the periods indicated.

                                                                                     Year Ended December 31,
                                                                               1993            1992             1991
                                                                                     (Dollars in thousands)

Loan servicing income. . . . . . . . . . . . . . . . . . . . . . . . . .     $ 5,233           $4,395          $6,920
Servicing spread for the year* . . . . . . . . . . . . . . . . . . . . .        .401%            .307%           .443%

*
   The servicing spread represents the average fee earned as a percentage of average balances of loans serviced for others, net of undisbursed proceeds, as reduced by the periodic amortization of purchased and capitalized excess mortgage servicing rights.

       Net loan servicing income has decreased in 1993 and 1992 from the levels experienced in 1991 and prior to 1991, as a result of
A) a decrease in the average servicing spread on serviced mortgage loans, B) a decline in the size of the manufactured housing servicing portfolio due to management's decision to restrict manufactured housing lending to the Midwest, and C) increased amortization of purchased mortgage servicing rights and capitalized excess servicing rights totaling $1.4 million, $3.5 million and $2.8 million for 1993, 1992 and 1991, respectively. The remaining purchased mortgage servicing rights, which are amortized over the expected lives of the related loans using the level yield method and are adjusted for prepayments, had a carrying value of $453,000 at the end of 1993.

       Fee Income From Lending Activities. Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amounts amortized as an adjustment of the related loan's yield. The Banks are amortizing these amounts, using the level yield method, over the contractual lives of the related loans.

       The Banks also receive other fees and charges relating to existing mortgage loans which include prepayment penalties, late charges and fees collected in connection with a change in borrower or other loan modifications. Other types of loans also generate fee income for the Banks. These include annual fees assessed on credit card accounts, transactional fees relating to credit card usage and late charges on consumer loans and manufactured housing loans.

       Collateralized Industrial Development Revenue Bonds. Additional income has been earned by First Financial and Port by offering loans and securities in their portfolios to third parties for their use as collateral. The Banks have previously entered into agreements under which mortgage loans and investment securities held in portfolio are pledged as secondary collateral in connection with the issuance of Industrial Development Revenue Bonds. The bonds were issued by municipalities to finance multi-family or commercial real estate owned by third parties unrelated to the Banks. Under the terms of these agreements, the Banks
i) issue uncollateralized letters of credit or ii) maintain, with a trustee, mortgage loans or securities with a fair market value, as defined, aggregating up to 180% of the outstanding principal balance of the bonds to provide security for the payment of principal, interest and any mandatory redemption premium owing on the bonds. The Banks continue to receive principal and interest payments on the mortgage loans or securities used as collateral. If any of such bonds were in default, the Banks would have the primary obligation to either pay any amount in default or to acquire the bonds on which the default had occurred. If the Banks were required to perform under these agreements, they would foreclose on the existing mortgage, and security interest in, the real and personal property financed with the proceeds of the bonds. The Banks have discontinued this line of business and do not currently anticipate entering into any new agreements, except for the purpose of facilitating the refinancing of existing bond issues.

       At December 31, 1993, certain mortgage-related securities and investment securities with a carrying value of approximately $5,394,000 were pledged as collateral for bonds in the aggregate of $3,341,000. Additional bond issues totaling $7,610,000 are supported by letters of credit issued by First Financial in lieu of specific collateral. The bond agreements have expiration dates through 2008.

       At December 31, 1993, each of the outstanding agreements was current with regard to bond debt-service payments. Management has considered these agreements in its review of the adequacy of allowances for losses relating to contingent liabilities.

       Usury Limitations. Federal law has preempted state usury law interest-rate limitations on first-lien residential mortgage loans unless the state legislature acted before a certain date to override the exemption. The Wisconsin legislature acted to override the preemption and, therefore, loans made by the Banks in Wisconsin are subject to Wisconsin usury limitations, described below.

       The Illinois legislature did not override the federal preemption, and at present Illinois law imposes no ceiling on interest rates for residential real estate loans, including junior mortgage loans. Additionally, in Illinois, federally-insured savings institutions can charge the highest rate permitted any other lender in Illinois. The Illinois State Legislature has allowed state banks to charge any interest rate on any type of loan, and, thus, there are effectively no ceilings on the interest rate which a federal savings bank may charge on a loan in Illinois.

       On November 1, 1981, Wisconsin enacted a comprehensive revision of its usury statutes overriding federal preemption and deregulating interest rates. After that date, maximum interest rates were eliminated for loans secured by first lien mortgages on residential real estate. Maximum interest rates have also been eliminated for most forms of fixed and variable rate consumer loans made by savings institutions after October 31, 1984. Variable rate revolving consumer loans which are not secured by real estate remain subject to a maximum interest rate of 18%, except that the limit does not apply following notice to the borrower if the auction yield on two-year U.S. Treasury notes exceeds 15% per year for five consecutive weeks.

       With respect to first-lien residential real estate loans, the 1981 Wisconsin usury legislation clarified the Wisconsin law requirement that unearned interest be refunded. However, certain items are now deemed not to be interest for purposes of calculating the rebate. These items include charges paid to third parties, fees and other amounts required to be passed on to secondary market purchasers of any loans, up to two points to the lender for "loan administration", commitment fees, loan fees paid by third parties ("seller's points") and a prepayment penalty of not more than 60 days interest on that amount of the prepayment which exceeds 20% of the original amount of the loan, provided the prepayment is made within five years of the date of the loan and the parties have agreed to such a prepayment penalty.

       Since November 1, 1981, Wisconsin-chartered savings institutions have been permitted to use two forms of interest-rate adjustment clauses in mortgage loans secured by one- to four-family homes. Interest rates may either be adjusted based on changes in an "approved index" ("indexed adjustable rate") or by providing for no more than a 1% increase in the interest rate not more than once during each six-month period and by permitting decreases in the interest rate to be made at any time ("non-indexed adjustable rate"). An "approved index" is defined as (i) the national average mortgage contract rate for major lenders on the purchase of previously occupied houses, as computed by the FHL Banks; (ii) the monthly average of weekly auction rates on U.S. Treasury bills with a maturity of three months or six months made available by the Federal Reserve Board; (iii) the monthly average yield on U.S. Treasury securities adjusted to a constant maturity of one, two, three or five years, made available by the Federal Reserve Board; or (iv) an index approved by the Wisconsin
Commissioner of Savings and Loans.   Loans made after November 1,
1981, containing either form of adjustment mechanism, are not subject to any maximum usury interest rate; however, increases in the rate based on increases in the index are optional with the lender. Adjustments under the non-indexed version are solely at the option of the lender and if no increase is made during any six-month period, the lender may accumulate such increases and impose them at any time. A notice to the borrower is required at least 30 days prior to an interest rate adjustment during which period the loan may be prepaid without penalty. Loans originated by First Financial and Port prior to their respective conversions to a federal savings bank charter are subject to the above provisions.

       Other states in which First Financial makes loans have varying laws concerning usury. Management believes that all loans made by First Financial in other states are in compliance with the applicable usury provisions.

       Collection Procedures - Residential and Commercial Mortgage
Loans.   Under Wisconsin and Illinois law, a mortgage loan
borrower is afforded a period of time, subsequent to the entry of judgment and prior to sale of the mortgaged property, within which to redeem the foreclosure judgment ("equity of redemption"). During this period, the loan is generally a non-earning asset. The length of the equity of redemption available in any case is dependent upon the form of legal proceeding selected by the lender at the time the suit is initiated and can vary between two months and one year. Further delays can be incurred if bankruptcy proceedings intervene. A judgment of foreclosure for residential mortgage loans will normally provide for the recovery of all sums advanced by the mortgagor including, but not limited to, insurance, repairs, taxes, appraisals, post-judgment interest, attorneys' fees, costs and disbursements. The majority of foreclosure actions by the Banks follow a form which provides for a six-month equity of redemption. Unless the right of redemption is exercised, the Banks generally acquire title to the property pursuant to public bidding at a sheriff's sale. Thereafter, the Banks attempt to sell the property.

       Collection Procedures - Non-Mortgage Loans. Collection procedures for manufactured housing loans, credit card loans, consumer loans and student loans are done in accordance with state and federal Fair Debt Collection Practices Acts and, where applicable, governmental agencies procedures. The intent of the collection procedures is either to assist the borrower in performing in accordance with contract terms or to work out the problem loan in a timely manner so as to minimize the Banks' loss. Generally, collection efforts are started 10 to 15 days after the payment on account was due.

       Procedures for Nonaccrual Loans, Delinquencies and Foreclosures. Delinquent and problem loans are a normal part of any lending business. When a borrower fails to make a required payment by the 15th day following the date on which the payment is due, the loan is considered delinquent and internal collection procedures generally are instituted. The borrower is contacted by a Bank representative who seeks to determine the reason for the delinquency, and attempts are made to effect a cure. In most cases deficiencies are cured promptly. The loan status is reviewed and, where appropriate, the condition of the property and the financial circumstances of the borrower are evaluated. Based upon the results of any such investigation, (i) a repayment program of the arrearage from the borrower may be accepted; (ii) evidence may be sought (in the form of a listing contract) of efforts by the borrower to sell the property if the borrower has stated that he is seeking to sell; (iii) a deed in lieu of foreclosure or voluntary surrender of the property may be requested in compliance with applicable laws; or (iv) foreclosure, replevin or collection proceedings may be initiated.

       A decision as to whether and when to initiate legal proceedings is based upon such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency and the borrower's ability and willingness to cooperate in curing deficiencies. At a foreclosure sale, representatives of the Banks will generally bid an amount reasonably equivalent to the lower of the fair value of the foreclosed property or the amount of judgment due to the Banks.

       If the sum of the outstanding loan principal balance and costs of foreclosure that have been capitalized exceed the fair market value of the property, in the judgment of management, an allowance for loss in an amount equal to such excess is established. In such circumstances, a deficiency judgment may be sought against the borrower.

       When one of the Banks acquires real estate through foreclosure or deed in lieu of foreclosure, such real estate is placed on its books at the lower of the carrying value of the loan or the fair market value of the real estate based upon a current appraisal. Any reduction from the value previously recorded on the books is charged against the appropriate allowance for loan losses.

       Loan Delinquencies. The Banks monitor the delinquency status of their respective loan portfolios on a regular basis and initiate borrower contact and additional collection procedures as necessary at an early date. Delinquencies and past due loans are, however, a normal part of the lending function. When the delinquency reaches the status of greater than 90 days, the loans are placed on a non-accrual basis until such time as the delinquency is reduced again to 90 days or less. Non-accrual loans at December 31, 1993 have been presented separately as a part of the discussion of Non-Performing Assets in Management's Discussion and Analysis, filed as an exhibit hereto.
Delinquencies of 30 to 90 days are summarized as follows:

                                                                                  Balance At December 31,
                                                                              1993                        1992
                                                                                       (In thousands)
30 - 59 Days Delinquent

Residential real estate loans                                                $ 5,844                     $  5,626
Commercial real estate loans                                                   3,798                        1,553
Manufactured housing loans                                                     2,999                        4,215
Credit card loans                                                              1,988                        1,594
Consumer, student and other loans                                              4,493                        3,762
                                                                             $19,122                     $ 16,750
60 - 90 Days Delinquent

Residential real estate loans                                                $ 1,111                     $    492
Commercial real estate loans                                                     707                          980
Manufactured housing loans                                                     1,035                        1,849
Credit card loans                                                                904                          782
Consumer, student and other loans                                              4,287                        4,029

                                                                             $ 8,044                     $  8,132

Total 30 - 90 Day Delinquent Loans

Residential real estate loans                                                $ 6,955                     $  6,118
Commercial real estate loans                                                   4,505                        2,533
Manufactured housing loans                                                     4,034                        6,064
Credit card loans                                                              2,892                        2,376
Consumer, student and other loans                                              8,780                        7,791
                                                                             $27,166                     $ 24,882

       At December 31, 1993, the 30-90 day delinquencies increased $2.3 million to $27.2 million from $24.9 million at year-end
1992. As a percent of total loans receivable, loan delinquencies decreased from 1.13% at the end of 1992 to 0.93% at December 31, 1993 due to the greater size of the loan portfolio at the later date resulting from the United acquisition. The $2.3 million increase, at December 31, 1993, relates to i) the inclusion in the 30-59 day delinquency category of a $3.4 million commercial real estate loan during 1993 (offset by the return to satisfactory contractual performance of several other commercial real estate loans), ii) an increase of $700,000 in delinquent student loans (which are government guaranteed) delinquent 30-90 days, iii) a decrease of $2.0 million in manufactured housing loans delinquent 30-90 days and iv) an increase of $800,000 of delinquent residential mortgage loans. The 1993 increase in residential delinquencies relates to the addition of such loans following the United acquisition.

       All of these delinquent loans have been considered by management in its evaluation of the adequacy of the allowances for loan losses.

       Foreclosed Properties.  Non-performing assets of
$15.1 million and $29.9 million at December 31, 1993 and 1992, respectively, are discussed as a part of Management's Discussion and Analysis, filed as an exhibit hereto. In that discussion, it is noted that a portion of the balances of foreclosed properties and other repossessed assets included in the non-performing assets at December 31, 1993 and 1992 are comprised of large (having a carrying value in excess of $500,000) commercial real estate properties. A list of the properties referred to in that discussion is presented below.

                                                                              Carrying Value At December 31,
Property Type                Location                                          1993                     1992
                                                                                       (In thousands)

Office                       Madison, Wisconsin                               $ 1,500                  $1,573
Retail                       Milwaukee, Wisconsin                               1,089                      --
Office                       Phoenix, Arizona                                     700                   1,020
Office/Retail                Carpentersville, Illinois                             --                   3,425
Office                       Independence, Missouri                                --                   1,550

       During 1993, the Illinois and Missouri properties were written down $1.4 million and, subsequently, sold and financed by First Financial at market terms.

       A discussion of the commercial real estate foreclosures listed above, at December 31, 1993, follows:

* The office building in Madison, Wisconsin was acquired as a result of the exercise of a previous industrial revenue bond guarantee by First Financial whereby the bondholders were paid after default by the borrower. The 100% occupancy level at December 31, 1993 is the same as last year and efforts to sell the building will be management's primary focus in 1994 for this property. At December 31, 1993, the estimated fair value of this property was $1.5 million.

* The retail property in Milwaukee, Wisconsin had previously been developed and owned by a wholly-owned subsidiary of First Financial. The subsidiary carried the property as real estate held for investment prior to foreclosure in 1993 by First Financial. The 79% occupancy level at December 31, 1993 is a slight improvement over the previous year and efforts to lease additional space will be management's primary focus in 1994 for this property. At December 31, 1993, the estimated fair value of this property was $1.1 million.

* The office building in Phoenix, Arizona had previously been owned by a joint venture in which a wholly-owned subsidiary of First Financial was a joint venturer. That subsidiary subsequently acquired its co-venturer's interest and had carried this property as real estate held for investment prior to foreclosure by First Financial. The decrease in carrying value of this office building from $1.0 million at December 31, 1992 to $700,000 at December 31, 1993 reflects a writedown of this property to its current estimated fair value. The overbuilt Phoenix market is a primary concern for the project. The 45% occupancy level at December 31, 1993 is less than the previous year. The property is currently under contract to sell with a projected closing in the first quarter of 1994.

       During 1992, the Corporation adopted an American Institute of Certified Public Accountants' Statement of Position ("SOP"), "Accounting for the Results of Operations of Foreclosed Assets
Held For Sale". The SOP requires that foreclosed properties be valued at fair value in lieu of the net realizable value method previously used. Fair value calculations use a market rate of interest to discount estimated cash flows compared to net realizable value calculations in which an internal cost of funds rate was used.

       The above listed foreclosed properties, as well as all other non-performing assets, have been considered in the evaluation of the adequacy of allowances for losses. See the Management
Discussion and Analysis referred to above for management's review of adequacy of allowances for losses relative to these properties.

Classified Assets:

       For regulatory purposes, the Banks utilize a comprehensive classification system for thrift institution problem assets.
This classification system requires that problem assets be classified as "substandard", "doubtful" or "loss", depending upon certain characteristics of the particular asset or group of assets as defined by supervisory regulators.

       An asset is classified "substandard" if it contains defined characteristics relating to borrower net worth, paying capacity or value of collateral which indicate that some loss is distinctly possible if noted deficiencies are not corrected. "Doubtful" assets have the same characteristics present in substandard assets but to a more serious degree so that it is improbable that the asset could be collected or liquidated in full. "Loss" assets are deemed to be uncollectible or of such minimal value that their continuance as assets without being specifically reserved is not warranted. Substandard and doubtful classifications require the establishment of prudent general allowances for loss amounts while loss assets require a 100% specific allowance or that the asset be charged off.

       In general, classified assets include non-performing assets plus other loans and assets, including contingent liabilities, meeting the criteria for classification. Non-performing assets include loans or assets which were previously loans i) which are not performing to a serious degree under the contractual terms of the original notes or ii) for which known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with current contractual terms. This non-performance characteristic impacts directly upon the interest income normally expected from such assets. Specifically included are the loans held on a non-accrual basis, real estate judgments subject to redemption, and foreclosed properties for which the Bank has obtained title.

       Classified assets, including non-performing assets, for the Banks, are set forth in the following table, as of December 31, 1993 and 1992, respectively.

                                                                                                   December 31,
                                                                                            1993                 1992
                                                                                                  (In thousands)
Classified assets:
  Non-performing assets:
      Non-accrual loans                                                                  $  8,240             $ 15,659
      Foreclosed properties and other
         repossessed assets                                                                 6,817               14,198
             Total Non-Performing Assets                                                   15,057               29,857

  Add back valuation allowances netted against
    foreclosed properties above                                                             1,386                   --
  Adjustment for non-performing residential loans
      not classified due to low loan-to-
      appraisal value                                                                        (707)                (771)
  Additional classified performing loans:
      Residential real estate                                                               1,919                   --
      Commercial real estate                                                                9,747                7,240
      Consumer (including manufactured housing
         and credit cards)                                                                    241                  378
  Collateralized industrial development revenue
      bond agreements                                                                          --                4,555
  Other assets                                                                                757                1,945
             Total Classified Assets                                                     $ 28,400             $ 43,204

         During the year ended December 31, 1993, classified assets decreased $14.8 million to $28.4 million from the December 31, 1992 total of $43.2 million as a result of the net effect of various 1993 events. As a percentage of total assets, classified assets decreased from 1.11% at December 31, 1992 to 0.59% at December 31, 1993.

         The non-performing asset segment of classified assets similarly decreased $14.8 million during 1993. For further discussions of such non-performing assets, see Management's Discussion and Analysis, filed as an exhibit hereto, as well as the "Foreclosed Properties" review immediately preceding this discussion of classified assets. Offsetting changes in the remaining classified asset categories are discussed below.

         Performing commercial real estate loans which earlier had been adversely classified due to the possible adverse effects of identifiable future events increased $2.5 million in 1993. This increase is due to the net effect of i) the improvement in delinquency status of loans, totaling $5.4 million, that were in non-accrual status at year-end 1992 and are now included in the adversely classified performing loan category, ii) the inclusion in this category of a $1.1 million loan, to facilitate the 1993 sale of an office foreclosure property, pending future contractual performance by the borrower and offset by iii) the removal from classified asset status of a contractually performing $4.2 million loan on a motel in Georgia, which had been previously classified due to cash flow problems which have been resolved.

         The increase in adversely classified performing residential mortgage loans of $1.9 million relates to groups of performing residential mortgage loans to several borrowers which have been adversely classified in 1993 due to the possible impact of identifiable potential future events.

         The collateralized industrial revenue bond agreement included above in classified assets at December 31, 1992 was refinanced and removed from classified assets in 1993.

         At December 31, 1993, exclusive of non-performing assets, the major concentration of classified assets consists of the approximately $9.7 million of currently performing commercial real estate loans that have been classified due to prior delinquency and/or the potential adverse effects of possible identifiable future events or other factors. Loans in excess of $1.0 million included in this category are noted below (in thousands):

                                                                                    Loan Amount Classified
Property Type Of                        Property                            December 31,               December 31,
Loan Collateral                         Location                                1993                       1992

Office/Land                         Sheboygan, Wisconsin                     $ 3,670 (a)                 $   874
Motels                              Various-Tennessee                          2,600 (a)(b)                   --
Office                              Independence, Missouri                     1,091 (c)                      --
Motel                               Norcross, Georgia                             --                       4,229

(a)     Loan(s) were in non-accrual status at year-end 1992.

(b)     Represents a 20% participating interest in loans totaling
        $14.6 million, for which First Financial is the lead lender.

(c) Represents loan to finance the 1993 sale of a former foreclosed real estate property. The loan has been classified pending future performance by the borrower.

       All adversely classified assets at December 31, 1993 have been considered by management in its evaluation of the adequacy of allowances for losses.

       Also, First Financial is closely monitoring the performance of two privately issued second tranche adjustable rate mortage-backed securities, aggregating approximately $21 million. First Financial has not received full monthly payments due on these securities since late
1993. The payments have been interrupted due to delinquencies and foreclosures in the underlying mortage portfolio and substantially all of the cash flows are currently directed to owners of the senior tranche.
Both securities are serviced by a California institution under the control of the RTC. First Financial's second tranche position is senior to several subordinate tranches (currently amounting to approximately 11% of the value of the total portfolios in question) which are designed to absorb losses in the underlying mortgage portfolio, and as a result, management does not believe at this time that material losses will be realized in connection with either of these securities. First Financial's portfolio of mortage-related securities totaled approximately $1.3 billion at December 31, 1993, and except for one of the referenced securities which was recently downgraded, all of First Financial's mortgage-related securities are rated investment grade by at least one nationally recognized independent rating agency.

Investment Activities

       In addition to lending activities, the Banks conduct other investment activities on an ongoing basis in order to diversify assets, obtain maximum yield and meet levels of liquid assets required by regulatory authorities. Investment decisions are made by authorized officers in accordance with policies established by the boards of directors. In addition to satisfying regulatory liquidity requirements, investments are used as part of the Banks' asset and liability program to minimize the Banks' vulnerability to changing interest rates. At December 31, 1993, 62.1% of the Banks' investments mature or reprice within one year or less.

       Certain of First Financial's investment policies relate to the term of the investment. For example, First Financial invests in U.S. government, agency and instrumentality obligations maturing in three years or less; obligations of state and other political subdivisions maturing in two years or less; certificates of deposits of insured institutions which will mature in nine months or less; negotiable federal funds which will mature in nine months or less; nonnegotiable federal funds which will mature in 30 days or less; corporate debt obligations maturing in three years or less; and commercial paper maturing in 270 days or less. Additionally, corporate debt obligations must be rated in one of the four highest categories by a nationally recognized investment rating service, and commercial paper must be rated in one of the two highest categories by two nationally recognized rating services.

       Other investment policies relate to the aggregate amount of certain investments. For example, state and municipal general obligations and revenue bonds are limited to 1% of assets; industrial revenue bonds to 2% of assets in the aggregate and 1% of assets for any single issue; repurchase agreements to 10% of stockholders' equity plus an additional 10% if secured by readily marketable collateral; banker's acceptances to no more than 1/4 of 1% of such institution's total deposits; and all other obligations, except those of the U.S. or guaranteed thereby, to the lesser of 10% of stockholders' equity or 1% of total assets.

       Subject to limitations of its investment policy, Port increases or decreases its investments depending upon regulatory requirements, the availability of funds and comparative yields in relation to its return on loans. The primary responsibility for the investment function rests with executive management of Port.


       Management determines the appropriate classification of debt securities (including mortgage-related securities) at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

       Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses (net of income tax effect) reported as a separate component of stockholders' equity.

       The cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-related securities, over the estimated life of the security.
Such amortization is included in interest income from the related security. Interest and dividends are included in interest income from the related securities. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The costs of securities sold is based on the specific identification method.

       For a breakdown of investment securities held by the Banks at certain dates, see Note C to the Corporation's consolidated financial statements, incorporated herein by reference.

       The following table sets forth the maturity/repricing characteristics of the Banks' investment securities at December
31, 1993 and the weighted average yields of such securities.

                                                              After One, But         After Five, But
                                   Within One Year         Within Five Years         Within 10 Years        After 10 Years
                                          Weighted                  Weighted                Weighted              Weighted
                                           Average                   Average                 Average               Average
                                  Amount     Yield       Amount        Yield       Amount      Yield     Amount      Yield
                                                              (Dollars in thousands)

U.S. Government and agency
   obligations . . . . . . . .  $ 77,456     5.15%      $57,520        4.72%     $   --         --%      $4,988      7.65%

Adjustable-rate mortgage
   mutual funds. . . . . . . .    34,585     4.42            --          --          --         --           --        --

Interest-earning deposits
   in banks. . . . . . . . . .    25,768     3.35            --          --          --         --           --        --
Federal funds sold . . . . . .    21,873     2.79            --          --          --         --           --        --
Corporate and bank notes
   receivable. . . . . . . . .    11,437     4.72        37,616        5.23          --         --           --        --
State and municipal
   obligations . . . . . . . .        20     6.05         3,983        3.72         350       8.00          100      8.00

   Total . . . . . . . . . . .  $171,139     4.40%      $99,119        4.87%     $  350       8.00%      $5,088      7.66%

       At December 31, 1993, the Banks had no investments in any issuer in excess of 10% of net worth.


       The following table sets forth the aggregate amortized cost and estimated fair value of investment securities at the dates indicated.

                                                                                            December 31,
                                                                               1993             1992              1991
                                                                                           (In thousands)

U.S. Government and agency obligations . . . . . . . . . . . . . . . . .    $138,400         $ 40,828          $ 14,661
Corporate and bank notes
   (investment grade). . . . . . . . . . . . . . . . . . . . . . . . . .      49,053           52,020            26,638
Adjustable-rate mortgage mutual fund . . . . . . . . . . . . . . . . . .      34,585               --                --
Interest-earning deposits. . . . . . . . . . . . . . . . . . . . . . . .      25,768           31,067             3,898
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,873           29,100            42,870
State and municipal obligations. . . . . . . . . . . . . . . . . . . . .       4,453              598               598
Certificates of deposit. . . . . . . . . . . . . . . . . . . . . . . . .          --              198               392
Commercial paper . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --            9,989            14,965

   Total amortized cost. . . . . . . . . . . . . . . . . . . . . . . . .    $274,132         $163,800          $104,022

   Total estimated fair value. . . . . . . . . . . . . . . . . . . . . .    $275,576         $165,116          $104,817

Sources of Funds

       General. Deposit accounts, sales of loans in the secondary market and loan repayments are the primary sources of funds for use in lending and for other general business purposes. In addition, the Banks derive funds from maturity of investments, advances from the FHL Bank and other borrowings. Repayments of loans and mortgage-related securities are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market and economic conditions. Borrowings may be used on a short-term basis to compensate for reduction in normal sources of funds such, as deposit inflows, at less than projected levels. They may also be used on a longer-term basis to support expanded lending and investment activities. The Banks have not generally solicited deposits outside the market area served by their offices or used brokers to obtain deposits and have no brokered deposits at December 31, 1993.

       Deposit Activities. The Banks offer a variety of deposits having a wide range of interest rates and terms.

       The following table presents, by various interest-rate intervals, the Banks' long-term (one year and over) certificates as of the date indicated.

                                                                                        December 31,
   Interest Rate                                                       1993                 1992                 1991
                                                                                       (In thousands)

3.50 -  4.00%. . . . . . . . . . . . . . . . . . . . . . . . .      $  209,813
4.01 -  6.00%. . . . . . . . . . . . . . . . . . . . . . . . .       1,434,598          $  788,460          $  149,698
6.01 -  8.00%. . . . . . . . . . . . . . . . . . . . . . . . .         273,664             425,662             717,162
8.01 - 10.00%. . . . . . . . . . . . . . . . . . . . . . . . .         242,502             394,585             768,772
                                                                    $2,160,577          $1,608,707          $1,635,589

   The following table presents, by various similar interest-rate intervals, the amounts of long-term (one year and over) time deposits at December 31, 1993 maturing during the period indicated.

                                                                  Interest Rates
                                        3.50-4.00%         4.01-6.00%         6.01-8.00%         8.01-10.00%         Total
                                                                  (In thousands)
Certificate accounts
  maturing in the 12
  months ending:

December 31, 1994. . . . . . . . . . .   $206,826          $  670,222          $ 93,334           $132,118        $1,102,500

December 31, 1995. . . . . . . . . . .      2,987             488,612            17,554            104,956           614,109

December 31, 1996. . . . . . . . . . .         --             185,796            57,741              1,566           245,103

After December 31, 1996                        --              89,968           105,035              3,862           198,865
                                         $209,813          $1,434,598          $273,664           $242,502        $2,160,577

       The following table presents the maturities of the Banks' certificates in amounts of $100,000 or more at December 31, 1993 by time remaining to maturity.

                                                                                                   December 31,
Maturities                                                                                              1993
                                                                                                  (In thousands)
January 1, 1994 through March 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 48,170

April 1, 1994 through June 30, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,654

July 1, 1994 through December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .         35,872

January 1, 1995 and after. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         60,193
                                                                                                     $164,889


       The Banks' deposit base at December 31, 1993 included $2.56 billion of certificates of deposit with a weighted average rate of 5.01%. Of these certificates of deposit, $1.50 billion with a weighted average rate of 4.71% will mature during the 12 months ending December 31, 1994. The Banks will seek to retain these deposits to the extent consistent with its long-term objective of maintaining positive interest rate spreads. Depending upon interest rates existing at the time such certificates mature, the Banks' cost of funds may be significantly affected by the rollover of these funds.

       Other Sources of Funds. The following table sets forth certain information as to the Corporation's advances and other borrowings at the dates and for the periods indicated. See Note
J to the Corporation's consolidated financial statements, incorporated herein by reference.

                                                                                              December 31,
                                                                            1993                 1992                1991
                                                                                             (In thousands)

FHL Bank advances. . . . . . . . . . . . . . . . . . . . . . . . . . .    $371,974             $397,193            $ 58,693
Subordinated notes . . . . . . . . . . . . . . . . . . . . . . . . . .      54,997               55,000
                                                                                                                         --
Industrial development revenue bonds . . . . . . . . . . . . . . . . .       6,410                9,755               6,550
Collateralized mortgage obligations. . . . . . . . . . . . . . . . . .       5,217                   --
                                                                                                                         --
Notes payable to bank. . . . . . . . . . . . . . . . . . . . . . . . .          --                   --              12,000

       Total borrowings. . . . . . . . . . . . . . . . . . . . . . . .    $438,598             $461,948            $ 77,243

Weighted average interest cost of total
   borrowings during the year. . . . . . . . . . . . . . . . . . . . .       5.29%                4.98%               8.41%

Average month-end balance of short-term
   borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --             $ 10,792            $ 15,700

Weighted average interest rate of short-term
   borrowings during year. . . . . . . . . . . . . . . . . . . . . . .          --                7.71%               8.59%

Weighted average interest rate of short-term
   borrowings at end of year . . . . . . . . . . . . . . . . . . . . .          --                  --                6.50%

Service Corporations and Operating/Finance Subsidiaries

       First Financial has i) five active, wholly-owned service corporations, ii) an operating subsidiary, and iii) a limited-purpose finance subsidiary. Port has no active service corporations. The net book value of First Financial's aggregate investment in active service corporations at December 31, 1993 was as follows (in thousands):


Wisconsin Insurance Management, Inc. . . . . . .   $  998
Appraisal Services, Inc. . . . . . . . . . . . .      142
First Service Corporation of Wisconsin . . . . .       12
Illini Service Corporation . . . . . . . . . . .       --
Mortgage Finance Corporation . . . . . . . . . .       --

   Total . . . . . . . . . . . . . . . . . . . .   $1,152



       Wisconsin Insurance Management, Inc. ("WIM") is a full-service, independent insurance agency. This subsidiary offers a broad range of insurance products, including hazard, mortgage, life and disability policies, to First Financial's customers, as well as a full line of commercial and personal coverages to the general public. Brokerage services are also provided through this subsidiary. WIM had net income of $1.3 million, $1.3 million and $1.4 million for 1993, 1992 and 1991, respectively.

       Appraisal Services, Inc. performs real estate appraisals for First Financial's loan customers, governmental agencies and the general public. Insurance valuations and ad valorem tax services for outside sources are also performed. Appraisal Services, Inc., had net income of $111,000, $124,000 and $90,000 for 1993,
1992 and 1991, respectively.

       First Service Corporation of Wisconsin ("FSC") previously engaged in the management and sale of commercial real estate and apartments for First Financial and others, as well as acting as general partner for several real estate partnerships. This subsidiary had a net loss of $207,000, $435,000 and $600,000 for 1993, 1992 and 1991, respectively. At December 31, 1993, FSC's activities were sharply cut back and its principal assets were transferred to First Financial. FSC's remaining function is to serve as general partner for the remaining two real estate partnerships in each of which FSC has a minor investment.

       Illini Service Corporation ("ISC") was acquired in conjunction with the Illini transaction and acts as nominal trustee on deeds of trust in Missouri. ISC's sole corporate function is to provide the trustee's signature capability.

       Mortgage Finance Corporation ("MFC") was a subsidiary of a former mortgage banking affiliate of First Financial and acts as a nominal trustee on deeds of trust in California and other states. MFC's sole corporate function is to provide the trustee's signature capability on such deeds of trust acquired by First Financial from the former affiliate.

       First Financial Investments, Inc. ("FFII") is an operating subsidiary of First Financial and was incorporated in 1991.
FFII, which is located in the State of Nevada, was formed for the purpose of managing a portion of First Financial's investment portfolio (primarily mortgage-related securities purchased subsequent to the recent Illinois-area acquisitions) having long-term maturities. As an operating subsidiary, FFII's results of operations are combined with First Financial's for financial and regulatory reporting purposes.

       UFS Capital Corporation ("UFSCC"), which was acquired in conjunction with the United acquisition, is a limited-purpose finance subsidiary of First Financial and functions as an issuer of certain collateralized mortgage obligation bonds. As a finance subsidiary, UFSCC's results of operations are combined with First Financial's for financial and regulatory reporting purposes.

Employees of the Corporation

       At December 31, 1993, the Corporation and its subsidiaries employed 1,320 full-time employees and 337 part-time employees. The Corporation promotes equal employment opportunity and considers its employee relations to be good. The Corporation's employees are not represented by any collective bargaining group.

       The Corporation sponsors retirement plans covering all employees with one or more years of service who are at least 21 years old. Additionally, the Corporation maintains an employee benefit program providing, among other items, hospitalization and major medical insurance, limited dental and life insurance, and educational assistance. Such employee benefits are considered by management to be competitive with employee benefits provided by other financial institutions and major employers in the counties in which First Financial and Port have offices.

Executive Officers

       The following table sets forth information regarding each of the executive officers of the Corporation and First Financial:


                        Age At
Executive            December 31,      Business Experience
Officer                 1993           During Past Five Years
- --------------------------------------------------------------
John C. Seramur         51             Mr. Seramur joined First Financial
                                       in 1966 and serves as Director,
                                       President, Chief Executive Officer
                                       and Chief Operating Officer of the
                                       Corporation and First Financial.
                                       He has also served as Chairman of
                                       the Board of Port since May, 1989.

Robert M. Salinger      43             Mr. Salinger joined the
                                       Corporation as Corporate Secretary
                                       and General Counsel in 1985.  He
                                       also serves as an Executive Vice
                                       President of First Financial.  In
                                       1984, he had served as General
                                       Counsel and Corporate Secretary
                                       for an institution acquired by the
                                       Corporation.  Prior to 1984, he
                                       was a partner in the law firm of
                                       Petrie & Stocking, S.C., and
                                       associated with the law firm of
                                       Whyte & Hirschboeck, S.C.

Donald E. Peters       44              Mr. Peters joined First Financial
                                       in 1982 and serves as Executive
                                       Vice President - Retail Banking of
                                       First Financial.  Prior to 1982,
                                       he was an officer of another
                                       thrift institution.

Harry K. Hammerling    43              Mr. Hammerling joined First
                                       Financial in 1984 and serves as
                                       Executive Vice President -
                                       Administration and Servicing for
                                       First Financial.  From 1972 to
                                       1984, he served as an officer of
                                       First State.

Kenneth F. Csinicsek   54              Mr. Csinicsek joined First
                                       Financial in 1987 and serves as
                                       Senior Vice President of Marketing
                                       and Investor Relations.  Prior to
                                       joining First Financial, he served
                                       as president of another thrift
                                       institution for two years and
                                       operated two financial institution
                                       consulting firms over a thirteen
                                       year period.

                            REGULATION

General

      The Corporation, as a savings institution holding company (a "thrift holding company"), and First Financial and Port, as federally chartered savings banks, are subject to extensive regulation, supervision and examination by the OTS as their primary federal regulator. First Financial and Port are also subject to regulation, supervision and examination by the FDIC and as to certain matters by the Federal Reserve Board.

      In recent years there have been a significant number of changes in the manner in which insured depository institutions and their holding companies are regulated. Such changes have imposed additional regulatory restrictions on the operations of insured depository institutions and their holding companies. In particular, regulatory capital requirements for insured depository institutions have increased significantly. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the bank regulatory agencies to impose certain sanctions on insured depository institutions which fail to meet minimum capital requirements. In addition, the deposit premiums paid by insured depository institutions have increased significantly in recent years and may increase in the future.

Thrift Holding Company Regulation

      General.  Under the Home Owners Loan Act (the "HOLA"), the
Corporation, as a thrift holding company, is subject to regulation, supervision and examination by, and the reporting requirements of, the OTS.

      The HOLA permits, subject to a number of conditions, the acquisition by a thrift holding company, such as the Corporation, of control of another thrift institution or thrift holding company with prior written approval of the OTS, including in certain situations an acquisition that would result in the creation of a multiple thrift holding company controlling thrift institutions located in more than one state. No director, officer, or controlling shareholder of the Corporation may, except with the prior approval of the OTS, acquire control of any thrift institution which is not a subsidiary of the Corporation. Restrictions relating to service as an officer or director of an unaffiliated holding company or thrift institution are applicable to the directors and officers of the Corporation and its thrift institution subsidiaries and their affiliates under the Depository Institutions Management Interlocks Act.


      Under the HOLA, transactions engaged in by a thrift institution or one of its subsidiaries with affiliates of the thrift institution generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act. Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same, and at least as favorable, as the terms that would apply to, or would be offered in, a comparable transaction with an unaffiliated party. Exemptions from, and waivers of, the provisions of Sections 23A and 23B of the Federal Reserve Act may be granted only by the Federal Reserve Board. The HOLA contains certain other restrictions on loans and extensions of credit to affiliates, and authorizes the OTS to impose additional restrictions on transactions with affiliates if the OTS determines such restrictions are necessary to ensure the safety and soundness of any thrift institution. Current OTS regulations are similar to Sections 23A and 23B of the Federal Reserve Act.

      Restrictions on Activities of Multiple Savings and Loan Holding Companies. As a multiple savings and loan holding company, the Corporation is prohibited from engaging in any activities other than (i) furnishing or providing management services for First Financial or Port; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned or acquired from First Financial or Port; (iv) holding or managing properties used or occupied by First Financial or Port; (v) acting as trustee under deeds of trust; (vi) engaging in any other activity in which multiple savings and loan holding companies were authorized by regulation to engage as of March 5, 1987; and (vii) engaging in any activity which the Federal Reserve Board by regulation has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act (the "BHCA") (unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies). The activities in which multiple savings and loan holding companies were authorized by regulation to engage in as of March 5, 1987, consist of activities similar to those permitted for service corporations of federally chartered savings institutions and include, among other things, various types of lending activities, furnishing or performing clerical, accounting and internal audit services primarily for affiliates, certain real estate development and leasing activities and underwriting credit life or credit health and accident insurance in connection with extension of credit by savings institutions or their affiliates. The activities which the Federal Reserve Board by regulation has permitted for bank holding companies under Section 4(c) of BHCA generally consist of those activities that the Federal Reserve Board has found to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, and include, among other things, various lending activities, certain real and personal property leasing activities, certain securities brokerage activities, acting as an investment or financial advisor subject to certain conditions, and providing management consulting to depository institutions subject to certain conditions. OTS regulations do not limit the extent to which savings and loan holding companies and their non-savings institutions subsidiaries may engage in activities permitted for bank holding companies pursuant to
Section 4(c)(8) of the BHCA, although prior OTS approval is required to commence any such activity. The Corporation could be prohibited from engaging in any activity (including those otherwise permitted under the HOLA) not allowed for bank holding companies if First Financial or Port fail to constitute a qualified thrift lender. See "-- Savings Institution Regulation
- -- Qualified Thrift Lender Requirement."

Savings Institution Regulation

      General. First Financial and Port are subject to supervision and regulation by the OTS. Under OTS regulations, First
Financial and Port are required to obtain annual audits by independent accountants and to be examined periodically by the OTS. Examinations are required to be conducted no less frequently than every 12 months. First Financial and Port are subject to assessments by the OTS to cover the costs of such examinations. The OTS may revalue assets of First Financial and Port, based upon appraisals, and require the establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. The OTS is authorized to promulgate regulations to ensure the safe and sound operations of savings institutions and may impose various requirements and restrictions on the activities of savings institutions. Additionally, under the FDICIA, the OTS has recently proposed safety and soundness regulations relating to
(i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate exposure; (v) asset growth; and
(vi) compensation and benefit standards for officers, directors, employees and principal shareholders. The HOLA requires that all regulations and policies of the OTS for the safe and sound operations of savings institutions are to be no less stringent than those established by the Office of the Comptroller of the Currency (the "OCC") for national banks. First Financial and
Port, as members of the SAIF, are also subject to regulation and supervision by the FDIC, in its capacity as administrator of the SAIF to ensure the safety and soundness of the SAIF. See "Regulation--Savings Institution-- Insurance of Deposits."

      Capital Requirements. Under OTS regulations, savings institutions must maintain (i) "core capital" in an amount of not less than 3% of total assets, (ii) "tangible capital" in an amount not less than 1.5% of total assets and (iii) a level of risk-based capital equal to 8.0% of risk-weighted assets.

      Capital standards established by the OTS for savings institutions must generally be no less stringent than those applicable to national banks. Under OTS regulations, the term "core capital" generally includes common stockholders' equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries less intangible assets and certain investments in subsidiaries plus 90% of the fair market value of readily marketable purchased mortgage servicing rights ("PMSRs") (subject to certain conditions).

      "Tangible capital" is core capital minus intangible assets and certain investments in subsidiaries, provided, however, that savings institutions may include 90% of the fair market value of readily marketable PMSRs as tangible capital (subject to certain conditions, including any limitations imposed by the FDIC on the maximum percentage of the tangible capital requirement that may be satisfied with such servicing rights).

      In establishing risk-based capital requirements for savings institutions, the OTS may deviate from the risk-based capital standards applicable to national banks to reflect interest-rate risk or other risks so long as such deviations, in the aggregate, do not result in a materially lower risk-based capital requirement for savings institutions than would be required under the national bank standards.

      In determining total risk-weighted assets for purposes of the risk-based requirement, (i) each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset), (ii) the credit equivalent amount of each off-balance sheet asset and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100% (again depending upon the nature of the asset) and (iii) the resulting amounts are added together and constitute total risk-weighted assets. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital (which, as defined, includes the sum of, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt, and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions. The amount of supplementary capital that may be counted towards satisfaction of the total capital requirement may not exceed 100% of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of 4.0%. At December 31, 1993, First Financial and Port exceeded all capital requirements on a fully phased-in basis. (See table under Regulatory Capital in Management's Discussion and Analysis, included in the Corporation's 1993 Annual Report to Shareholders, which is incorporated herein by reference.)

      Under an OCC rule, all national banks must maintain "core" or "Tier 1" capital of at least 3% of total assets. The rule further provides that a national bank operating at or near the 3% capital level is expected to have well-diversified risks, including no undue interest rate risk exposure; excellent control systems; good earnings; high asset quality; high liquidity; well-managed on and off-balance sheet activities; and in general be considered a strong banking organization with a composite 1 rating under the CAMEL rating system for banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage requirement will be 4% to 5% of total assets. The OTS is required to issue capital standards that are no less stringent than those applicable to national banks. The OTS has issued notice of a proposed regulation that would require all but the most highly rated savings institutions to maintain a minimum leverage ratio (defined as the ratio of core capital to total assets) of between 4% and 5%. At December 31, 1993, First Financial and Port had ratios of core capital to total assets of 5.78% and 7.38%, respectively.

      In August, 1993, the OTS issued new regulations, effective January 1, 1994, which add an interest-rate risk component to the risk-based capital measurement. Under the new regulations, an institution's interest rate risk exposure is measured based upon a 200 basis point change in market interest rates. A savings institutions whose measured interest rate risk exposure is greater then specified levels must deduct an interest-rate risk component when calculating total capital for purposes of determining regulatory risk-based capital levels. As of December 31, 1993, the Banks would not have been required to deduct any interest-rate risk component under the OTS interest-rate risk capital regulations. The new interest-rate risk requirements are not expected to have any material effect on the Banks' ability to meet the risk-based capital measurement. The OTS also is required to revise its risk-based capital standards to ensure that its standards provide adequately for concentration of credit risk, risk from nontraditional activities and actual performance and expected risk of loss on multi-family mortgages. Further increases in capital requirements are possible in future periods.

      Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings institution if the OTS determines that the institution's capital was or may become inadequate in view of its particular circumstances. Individual minimum capital requirements may be appropriate where the savings institution is receiving special supervisory attention, has a high degree of exposure to interest rate risk, or poses other safety or soundness concerns. No such requirements have been established for First Financial or Port.

      The following is a reconciliation of the Banks' equity capital under generally accepted accounting principles ("GAAP") to regulatory capital at December 31, 1993.

                                                                          First
                                                                        Financial                  Port
GAAP capital . . . . . . . . . . . . . . . . . . . . . . . . . . .      $276,138                  $7,400
Less: intangible assets. . . . . . . . . . . . . . . . . . . . . .        (3,070)                     --
Investment in subsidiaries and activities
  not permitted for national banks . . . . . . . . . . . . . . . .        (1,792)                    (59)
Other adjustments. . . . . . . . . . . . . . . . . . . . . . . . .          (321)                     --
Regulatory core capital (Tier 1) . . . . . . . . . . . . . . . . .      $270,955                  $7,341

      The following table sets forth the actual and required minimum levels of regulatory capital for the Banks under applicable OTS regulations as of December 31, 1993.

                                Actual             Required                              Actual       Required
                                Amount              Amount             Excess            Ratio         Ratio         Excess
                                            (Dollars in Thousands)
First Financial:
   Tangible capital           $242,633            $ 69,881           $172,752            5.21%         1.50%          3.71%
   Core capital                270,955             140,611            130,344            5.78          3.00           2.78
   Risk-based capital          290,629             185,133            105,496           12.56          8.00           4.56

Port:
   Tangible capital           $  7,341            $  1,494           $  5,847            7.38%         1.50%          5.88%
   Core capital                  7,341               2,987              4,354            7.38          3.00           4.38
   Risk-based capital            7,865               4,325              3,540           14.55          8.00           6.55

      Prompt Corrective Action. Pursuant to FDICIA, the federal banking agencies are required to establish, by regulation, for each capital measure, the levels at which an insured institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, and to take prompt corrective action with respect to insured institutions which fall below minimum capital standards. The degree of regulatory intervention mandated by FDICIA is tied to an insured institution's capital category, with increasing scrutiny and more stringent restrictions being imposed as an institution's capital declines. Any insured depository institution which falls below the minimum capital standards must submit a capital restoration plan. Effective December 19, 1992, the FDICIA requires any company that controls an undercapitalized savings institution, in connection with the submission of a capital restoration plan by the savings institution, to guarantee that the institution will comply with the plan and to provide appropriate assurances of performance. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of (i) 5% of the savings institution's assets at the time it became undercapitalized; or (ii) the amount necessary to bring the savings institution into capital compliance at the time the institution fails to comply with the terms of its capital plan. If either First Financial or Port becomes undercapitalized, the Corporation would be required to provide such a guarantee. Both First Financial and Port were classified as well capitalized, the highest capital category, at December 31, 1993.

      Pursuant to FDICIA, undercapitalized institutions are precluded from increasing their assets, acquiring other institutions, establishing additional branches, or engaging in new lines of business without an approved capital plan and an agency determination that such actions are consistent with the plan. Savings institutions that are significantly undercapitalized may be required to take one or more of the following actions: (i) raise additional capital so that the institution will be adequately capitalized; (ii) be acquired by, or combined with, another institution if grounds exist for appointing a receiver; (iii) refrain from affiliate transactions;
(iv) limit the amount of interest paid on deposits to the prevailing rates of interest in the region where the institution is located; (v) further restrict asset growth; (vi) hold a new election for directors, dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, or employ qualified senior executive officers; (vii) stop accepting deposits from correspondent depository institutions; (viii) divest or liquidate any subsidiary which the OTS determines poses a significant risk to the institution; (ix) restrict payments of bonuses to or increases in compensation of executive officers; and (x) obtain prior OTS approval of newly appointed executive officers and directors. Any company which controls a significantly undercapitalized savings institution may be required to: (i) divest or liquidate any affiliate other than an insured depository institution; (ii) divest the institution if the OTS determines that divestiture would improve the institution's financial condition and future prospects; and (iii) if such company is a bank holding company, refrain from making any capital distribution without the prior approval of the Federal Reserve Board.

      Critically undercapitalized institutions are subject to additional restrictions. No later than 90 days after a savings institution becomes critically undercapitalized, the OTS is required to appoint a conservator or receiver for the institution, unless the OTS determines, with the concurrence of the FDIC, that other action would better achieve the purpose of FDICIA. The OTS must make periodic redeterminations that the alternative action continues to be justified no less frequently than every 90 days. The OTS is required to appoint a receiver if the institution remains critically undercapitalized nine months later, unless the institution is in compliance with an approved capital plan and the OTS and FDIC certify that the institution is viable.

      Under prompt corrective action regulations adopted by the OTS, an institution will be considered (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 or core capital to risk-weighted assets ratio of 6% or greater, and a leverage ratio of 5% or greater (provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure); (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 or core capital to risk-weighted assets ratio of 4% or greater, and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination); (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, a Tier 1 or core capital to risk-weighted assets ratio of less than 4%, or a leverage ratio that is less than 4% (3% if the institution is rated composite 1 in its most recent report of examination); (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 or core capital to risk-weighted assets ratio that is less than 3%, or a leverage ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than or equal to 2%. The regulation also permits the OTS to determine that a savings institution should be classified in a lower category based on other information, such as the institution's examination report, after written notice. Under the OTS's prompt corrective action regulations, at December 31, 1993, each of First Financial and Port were classified as well capitalized based on its capital ratios as of such date.

      FDICIA prohibits any depository institution that is not well capitalized from accepting deposits through a deposit broker. Previously, only troubled institutions were prohibited from accepting brokered deposits. The FDIC may allow adequately capitalized institutions that apply for a waiver to accept brokered deposits. Institutions that receive a waiver are subject to limits on the rates of interest they may pay on brokered deposits. FDICIA also prohibits undercapitalized institutions from offering rates of interest on insured deposits that significantly exceed the prevailing rate in their normal market area or the area in which the deposits would otherwise be accepted.

      Safety and Soundness Regulations. Under FDICIA, the OTS is required to prescribe safety and soundness regulations relating to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; and (vi) compensation and benefit standards for officers, directors, employees and principal shareholders. In November, 1993, the OTS, along with the other federal banking agencies, published revised proposed regulations for the purpose of implementing this provision of FDICIA. As proposed, savings institutions, such as the Banks, would be required, among other things, to maintain a ratio of classified assets to total risk-based capital and allowances for loan losses not eligible for inclusion in risk-based capital that is no greater than 1.0. At December 31, 1993, First Financial and Port had a ratio of classified assets to total risk-based capital and ineligible allowances of 0.10 and 0.05, respectively. The proposed regulations also would impose safety and soundness standards on holding companies such as the Corporation. Under the proposed regulations, an institution or holding company not meeting one or more of the safety and soundness standards would be required to file a compliance plan with the appropriate federal banking agency. In the event that an institution or holding company fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan within the time allowed by the agency, the institution or holding company would be required to correct the deficiency and the appropriate federal agency would also be authorized to:
(i) restrict asset growth; (ii) require the institution or holding company to increase its ratio of tangible equity to assets; (iii) restrict the rates of interest that the institution may pay; or (iv) take any other action that would better carry out the purpose of the corrective action. Until adopted in final form, the Corporation is unable to predict the precise effect of these regulations on the Corporation or the Banks.

      Qualified Thrift Lender Requirement. In order for First Financial and Port to exercise the powers granted to federally chartered savings institutions and maintain full access to FHLB advances, they must meet the definition of a "qualified thrift lender" ("QTL"). Pursuant to recent amendments effected by FDICIA, a savings institution will be a QTL if the savings institution's qualified thrift investments continue to equal or exceed 65% of the institution's portfolio assets on a monthly average basis in nine out of every 12 months. Subject to certain exceptions, qualified thrift investments generally consist of housing related loans and investments, certain obligations of federal instrumentalities and certain groups of assets, such as consumer loans, to a limited extent. The term "portfolio assets" means the savings institution's total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business, and liquid assets held by the savings institution in an amount up to 20% of its total assets.

      OTS regulations provide that any savings institution that fails to meet the definition of a QTL must either convert to a bank charter, other than a savings bank charter, or limit its future investments and activities (including branching and payments of dividends) to those permitted for both savings institutions and national banks. Additionally, any such savings institution that does not convert to a bank charter will be ineligible to receive further FHLB advances and, beginning three years after the loss of QTL status, will be required to repay all outstanding FHLB advances and dispose of or discontinue any preexisting investment or activities not permitted for both savings institutions and national banks. Further, within one year of the loss of QTL status, the holding company of a savings institution that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies.

      Both First Financial and Port are QTLs under the current test with investments in qualified thrift investments substantially in excess of required limits.

      Liquidity. Under applicable federal regulations, savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of the average daily balance of the savings institution's net withdrawable deposits plus short-term borrowings. Under the HOLA, this liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the deposit flows of member institutions, and currently is 5%. Savings institutions are also required to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of the average daily balance of its net withdrawable deposits and short-term borrowings. First Financial and Port are in compliance with these liquidity requirements.

      Loans to One Borrower Limitations. The HOLA generally requires savings institutions to comply with the loans to one borrower limitations applicable to national banks. National banks generally may make loans to a single borrower in amounts up to 15% of their unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. FIRREA provides exceptions under which a savings institution may make loans to one borrower in excess of the generally applicable national bank limits. A savings institution may make loans to one borrower in excess of such limits under one of the following circumstances: (i) for any purpose, in any amount not to exceed $500,000; (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30 million or 30% of the savings institution's unimpaired capital and unimpaired surplus, provided other conditions are satisfied; or (iii) to finance the sale of real property acquired in satisfaction of debts previously contracted in good faith in amounts up to 50% of the savings institution's unimpaired capital and unimpaired surplus.
However, the OTS has modified the third standard by limiting loans to one borrower to finance the sale of real property acquired in satisfaction of debts to 15% of unimpaired capital and surplus. That rule provides, however, that purchase money mortgages received by a savings institution to finance the sale of such real property do not constitute "loans" (provided the savings institution is not placed in a more detrimental position holding the note than holding the real estate) and, therefore, are not subject to the loans to one borrower limitations.
Neither First Financial nor Port has loans to any one borrower in violation of these regulations.

      Commercial Real Property Loans. HOLA limits the aggregate amount of commercial real estate loans that a federal savings institution may make to an amount not in excess of 400% of the savings institution's capital. First Financial and Port are in compliance with this limitation.

      Limitation on Capital Distributions. An OTS rule imposes limitations on all capital distributions by savings institutions (including dividends, stock repurchases and cash-out mergers). Under the rule, a savings institution is classified as a tier 1 institution, a tier 2 institution or a tier 3 institution, depending on its level of regulatory capital both before and after giving effect to a proposed capital distribution. A tier 1 institution (i.e., one that both before and after a proposed capital distribution has net capital equal to or in excess of its fully phased-in regulatory capital requirement) and a tier 2 institution (i.e., one that both before and after a proposed capital distribution has net capital equal to its then-applicable minimum capital requirement but would fail to meet its fully phased-in capital requirement either before or after the distribution) would be allowed to make certain capital distributions in specified amounts in any calendar year without prior regulatory approval. A tier 3 institution (i.e., one that either before or after a proposed capital distribution fails to meet its then-applicable minimum capital requirement) may not make any capital distributions without the prior written approval of the OTS or the OTS may prohibit a capital distribution. For purposes of this regulation, First Financial and Port are tier 1 institutions and all capital distributions made by the Banks in 1993 were in compliance with these regulations.

      Effective December 19, 1992, FDICIA prohibits an insured depository institution from declaring any dividend, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be classified as undercapitalized, significantly undercapitalized or critically undercapitalized. The OTS has indicated that it intends to review its existing capital distribution regulations to determine whether amendments are necessary based on FDICIA. In the interim, the OTS has indicated that it intends for the permissibility of capital distributions to be determined by the prompt corrective action regulations recently adopted under FDICIA. A savings institution permitted to make a capital contribution under the prompt corrective action regulation may do so only if the amount and type would also be permitted under the OTS's existing capital distribution regulation.

      Limitation on Equity Risk Investments. First Financial and Port are generally prohibited from investing directly in equity securities and real estate (other than that used for offices and related facilities or acquired through, or in lieu of, foreclosure or on which a contract purchaser has defaulted). In addition, existing regulations limit the aggregate investment by savings institutions in certain equity risk investments, including equity securities, real estate, service corporations and operating subsidiaries and loans for the purchase of land and construction loans made after February 27, 1987 on non-residential properties with loan-to-value ratios exceeding 80%. First Financial and Port are in compliance with the requirements of the equity risk investment limitations.

      Activities of Subsidiaries. FIRREA requires a savings institution seeking to establish a new subsidiary, acquire control of an existing company (after which it would be a subsidiary), or conduct a new activity through a subsidiary, to provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in accordance with regulations and orders of the OTS. The OTS has the power to require a savings institution to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines is a serious threat to the financial safety, soundness or stability of such savings institution or is otherwise inconsistent with sound banking practices.

      Insurance of Deposits. Federal deposit insurance is required for all federally chartered savings institutions. Savings institutions' deposits are insured to a maximum of $100,000 for each insured account by the SAIF. As SAIF-insured institutions, First Financial and Port are subject to regulation and supervision by the FDIC, to the extent deemed necessary by the FDIC to ensure the safety and soundness of the SAIF. The FDIC is entitled to have access to reports of examination of First Financial and Port made by the OTS and all reports of condition filed by First Financial and Port with the OTS, and may require First Financial and Port to file such additional reports as the FDIC determines to be advisable for insurance purposes. The FDIC may determine by regulation or order that any specific activity poses a serious threat to the SAIF and that no SAIF member may engage in the activity directly. The FDIC is also authorized to issue and enforce such regulations or orders as it deems necessary to prevent actions of savings institutions that pose a serious threat to SAIF.

      Insurance premiums are paid in semiannual assessments. Under the risk-based assessment system adopted pursuant to FDICIA, the FDIC is required to calculate a savings institution's semiannual assessment based on (i)The probability that the insurance fund will incur a loss with respect to the institution (taking into account the institution's asset and liability concentration),
(ii) the potential magnitude of any such loss, and (iii) the revenue and reserve needs of the insurance fund. Until
December 31, 1997, the minimum semi-annual assessments under the risk-based assessment system must equal or exceed the assessments that would have applied prior to enactment of FDICIA. The semiannual assessment imposed on the Banks may be higher depending on SAIF revenue and expense levels, and the risk classification applied to the Banks. Effective January 1, 1998, the FDIC is required to set SAIF semiannual assessments rates in an amount sufficient to increase the reserve ratio of the SAIF to 1.25% of insured deposits over no more than a 15 year period. FDICIA also gives the FDIC the authority to establish a higher reserve ratio.

      As part of the risk-based deposit insurance system, the deposit insurance assessment rate was increased from .23% of an institution's assessment base (generally all insured accounts subject to certain adjustments) to an assessment rate within the range of .25% to .31% for all BIF and SAIF members, depending on the assessment risk classifications assigned to each institution, effective January 1, 1993. Each BIF and SAIF member is assigned to one of three capital groups: "well capitalized," "adequately capitalized," or "less than adequately capitalized." Such terms are defined in the same manner as under the OTS's prompt corrective action regulation (discussed above), except that "less than adequately capitalized" includes any institution that is not well capitalized or adequately capitalized. Within each capital group, institutions are assigned to one of three supervisory subgroups -- "healthy (institutions that are financially sound with only a few minor weaknesses), "supervisory concern" (institutions with weaknesses which, if not corrected could result in significant deterioration of the institution and increased risk to BIF or SAIF) or "substantial supervisory concern" (institutions that pose a substantial probability of loss to the BIF or SAIF unless corrective action is taken). The FDIC will place each institution into one of nine assessment risk classifications based on the institution's capital group and supervisory subgroup classification. The deposit insurance rate for each Bank under these regulations is currently .23% and each of the Banks is "well capitalized" under the transitional regulations. There can be no assurance that premiums will not further increase in the future.

      During the five-year period following enactment of FIRREA, savings institutions are precluded from engaging in any transaction which would result in a conversion from SAIF to BIF insurance (subject to certain exceptions for limited branch sales and supervisory transactions). FDICIA expanded the list of permitted conversion transactions that may be effected during the five-year moratorium. Under FDICIA, BIF and SAIF insured institutions may merge, consolidate or engage in asset transfer and liability assumption transactions. The resulting institution will continue to be subject to BIF and SAIF assessments in relation to that portion of its combined deposit base which is attributable to the deposit base of its respective predecessor BIF and SAIF institutions. After August 9, 1994, the resulting institution may apply to the FDIC to convert all of its deposits to either insurance fund upon payment of the then applicable entrance and exit fees for each fund.

      Insurance of deposits may be terminated by the FDIC after notice and hearing, upon a finding by the FDIC that the savings institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, rule, regulation, order or condition imposed by, or written agreement with, the FDIC. Additionally, if insurance termination proceedings are initiated against a savings institution, the FDIC may temporarily suspend insurance on new deposits received by an institution under certain circumstances. The Corporation is not aware of any activity or condition which could result in a termination of the deposit insurance of First Financial or Port.

      Under the Federal Deposit Insurance Act, as amended by FIRREA, a savings institution may be held liable to the FDIC for any loss incurred by the FDIC in connection with the default of a commonly controlled savings institution or in connection with the provision of assistance by the FDIC to a commonly controlled savings institution in danger of default. First Financial and Port are commonly controlled for purposes of this provision of FIRREA. Accordingly, if a receiver, conservator or other legal custodian is appointed for one of the institutions, or if the FDIC is required to provide financial assistance to one of the institutions, the other institution could be held liable to the FDIC for any loss incurred in connection with such appointment or assistance.

      FDICIA requires any company that has control of an undercapitalized savings institution, in connection with the submission of a capital restoration plan by the savings institution, to guarantee that the institution will comply with the plan and provide appropriate assurances of performance. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of (i) 5% of the savings institution's assets at the time it became undercapitalized; or
(ii) the amount necessary to bring the savings institution into capital compliance at the time the institution fails to comply with the terms of its capital plan. If either Bank becomes undercapitalized the Corporation will be required to guarantee performance of the capital plan submitted under the FDICIA as a condition to OTS approval.

Federal Home Loan Bank System

      The Federal Home Loan Bank System consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHLBs provide a central credit facility for member savings institutions. First Financial and Port, as members of the FHLB of Chicago, are required to own shares of capital stock in the FHLB of Chicago in an amount at least equal to 1% of the aggregate principal amount of unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of the their advances (borrowings) from the FHLB, whichever is greater. First Financial and Port are in compliance with this requirement. The maximum amount which the FHLB of Chicago will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLB of Chicago, and the maximum amount generally is reduced by borrowings from any other source. In addition, the amount of FHLB advances that a savings institution may obtain will be restricted in the event the institution fails to constitute a QTL. See "-- Qualified Thrift Lender Requirement."

Federal Reserve System

      The Federal Reserve Board has adopted regulations that require savings institutions to maintain nonearning reserves of 3% on the first $51.9 million and 10% on the remaining balance of net transaction accounts (primarily NOW and regular checking accounts). First Financial and Port are in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

      Savings institutions also have the authority to borrow from the Federal Reserve "discount window." Federal Reserve Board regulations, however, require savings institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.


                             TAXATION

Federal

      The Corporation files on behalf of itself, First Financial, Port, and their subsidiaries a calendar tax year consolidated federal income tax return. Income and expense are reported on the accrual method of accounting.

      Savings institutions, such as the Banks, are generally taxed in the same manner as other corporations. Unlike other corporations, however, qualifying savings institutions that meet certain definitional tests relating to the nature of their supervision, income, assets and business operations are allowed to establish a reserve for bad debts and each tax year are permitted to deduct additions to that reserve on qualifying real property loans using the more favorable of the following two alternative methods: (i) a method based on the institution's actual loss experience (the "experience" method) or (ii) a method based upon a specified percentage of the institution's taxable income (the "percentage of taxable income method"). Qualifying real property loans are, in general, loans secured by interests in improved real property. The addition to the reserve for nonqualifying loans must be computed under the experience method. In recent years, First Financial generally has computed additions to its reserves for losses on qualifying loans using the experience method and Port has used the percentage of taxable income method (PTI). It is anticipated that each Bank will continue to use its respective methods in future years.

      Under the PTI, a qualifying institution may deduct 8% of its taxable income, subject to the limitations discussed below. The net effect of the PTI deduction is that the effective federal income tax rate on income computed without regard to actual bad debts would be 32.20%. Under the experience method, a qualifying institution is permitted to deduct the amount needed to increase the tax loss reserve to a prescribed level after charge-offs.
The prescribed level is calculated as the greater of an amount based on average loan losses over the current and previous five years or the balance in the tax loss reserve at December 31, 1987 (the base year). The experience method deduction is limited to the extent the tax loan loss reserve exceeds the prescribed level.

      The amount of bad debt deduction that a savings institution may claim with respect to additions to its reserve for bad debts is subject to certain limitations. First, the deduction may be eliminated entirely (regardless of the method of computation) if at least 60% of the savings institution's assets do not fall within certain designated categories. Second, the PTI deduction is limited to the amount by which the sum of surplus and undivided profits at the beginning of the tax year is less than 12% of total deposits and withdrawable accounts at the close of such year. Third, the amount of the bad debt deduction attributable to qualifying real property loans computed using PTI is permitted only to the extent that the institution's reserve for losses on qualifying real property loans at the close of the taxable year, taking into account the addition to the reserve for that taxable year, does not exceed 6% of such loans outstanding at that time. Finally, the amount of the PTI deduction is reduced, but not below zero, by the amount of the addition to reserves for losses on nonqualifying loans for the taxable year. The Banks do not expect that these restrictions will operate to limit the amount of their otherwise available bad debt deductions in the reasonably foreseeable future.

      To the extent that the Banks make distributions to their stockholder that are considered withdrawals from that excess bad debt reserve, the amounts withdrawn will be included in the Banks' taxable income. The amount considered to be withdrawn by such a distribution will be the amount of the distribution, plus the amount necessary to pay the tax with respect to the withdrawal. Dividends paid out of the Banks' current or accumulated earnings and profits as calculated for federal income tax purposes, however, will not be considered to result in withdrawals from their bad debt reserves. Distributions in excess of the Banks' current and accumulated earnings and profits, distributions in redemptions of stock, and distributions in partial or complete liquidation of one of the Banks will be considered to result in withdrawals from that Banks' bad debt reserves. At December 31, 1993, First Financial and Port had $69.9 million and $3.5 million, respectively, in accumulated federal income tax bad debt reserves that would not be available for distribution to their stockholder without the imposition of additional tax.

      Depending on the composition of its items of income and expense, a savings institution may be subject to the alternative minimum tax (AMT) to the extent the AMT exceeds the regular tax liability. AMT is calculated by multiplying alternative minimum taxable income (AMTI) by 20%. AMTI equals regular taxable income increased by certain tax preferences, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method, and 75% of the excess of adjusted current earnings (ACE) over AMTI. ACE is defined as AMTI adjusted for certain items such as accelerated tax depreciation, tax exempt interest, the dividends received deduction, and other tax preferences. Only 90% of AMTI may be reduced by net operating loss carryovers and most alternative minimum tax paid may be used as a credit against regular tax paid in future years.

State

      The Corporation and the Banks are headquartered in Wisconsin and have significant operations in Illinois. The State of Wisconsin imposes a corporate franchise tax measured by the separate Wisconsin taxable income of each of the members. The State of Illinois imposes a corporate income tax based on the apportionment of Illinois taxable income by the entire group to their Illinois activities. The current corporate tax rates imposed by Wisconsin and Illinois are 7.9% and 7.3% respectively. First Financial also has an operating subsidiary (FFII) located in Nevada which manages a portion of the Bank's investment portfolio. The income of FFII is only subject to taxation in Nevada which currently does not impose a corporate income or franchise tax other than a nominal registration fee.

Examinations

The Internal Revenue Service (IRS) has examined the consolidated federal income tax returns of the Corporation and the Banks through 1988. The IRS is currently examining the consolidated returns of the Corporation and the Banks for 1989, 1990 and 1991. The separate Wisconsin state income tax returns of the members of the group through 1986 are closed to examination by the Wisconsin Department of Revenue (WDR) due to the expiration of the statute of limitations. However, the WDR is currently examining earlier returns of a previously acquired institution due to the utilization by First Financial of Wisconsin net operating losses carried forward from that institution.


ITEM 2.   PROPERTIES

      At December 31, 1993, First Financial and Port operated through 117 full-service savings bank branch offices, one loan origination limited office and one insurance agency office, located in Wisconsin and Illinois. The aggregate net book value at December 31, 1993 of the properties owned or leased, including headquarters, properties and leasehold improvements at the leased offices, was $40.2 million. The leases expire between 1994 and 2021. See Note H to the Corporation's consolidated financial statements, filed as an exhibit hereto, for information regarding First Financial's and Port's premises and equipment. Management believes that all of these properties are in good condition. The following tables set forth the location of the Corporation's banking and other offices.

Metropolitan Milwaukee, Wisconsin Region (First Financial)
1 North Moorland Road                             5900 West North Avenue                       1733 Douglas Avenue
Brookfield, Wisconsin (a)                         Milwaukee, Wisconsin                         Racine, Wisconsin

1930 Wisconsin Avenue                             7900 West Brown Deer Road                    2815 South Chicago Avenue
Grafton, Wisconsin (a)                            Milwaukee, Wisconsin                         South Milwaukee, Wisconsin

5651 Broad Street                                 3432 South 27th Street                       2645 North Mayfair Road
Greendale, Wisconsin                              Milwaukee, Wisconsin (a)                     Wauwatosa, Wisconsin

4981 South 76th Street                            200 East Wisconsin Avenue                    7101 West Greenfield Avenue
Greenfield, Wisconsin                             Milwaukee, Wisconsin                         West Allis, Wisconsin (a)

829 West Mitchell Street                          5350 West Fond du Lac Ave.                   2825 South 108th Street
Milwaukee, Wisconsin                              Milwaukee, Wisconsin                         West Allis, Wisconsin (a)

3027 West Lincoln Avenue                          15665 West National Avenue                   430 East Silver Spring Drive
Milwaukee, Wisconsin                              New Berlin, Wisconsin                        Whitefish Bay, Wisconsin


Southeast Wisconsin Region (First Financial)

201 Park Avenue                                   300 East Lake Street                         704 North Grand Avenue
Beaver Dam, Wisconsin                             Lake Mills, Wisconsin                        Waukesha, Wisconsin

197 West Chestnut Street                          306 North Rochester Street                   2831 North Grandview Blvd.
Burlington, Wisconsin                             Mukwonago, Wisconsin                         Waukesha, Wisconsin (a)

709 East Geneva Street                            1093 Summit Avenue                           100 East Sunset Drive
Delavan, Wisconsin                                Oconomowoc, Wisconsin (a)                    Waukesha, Wisconsin (a)

3292 Main Street                                  213 North Lake Avenue                        2306 West St. Paul Avenue
East Troy, Wisconsin (a)                          Twin Lakes, Wisconsin                        Waukesha, Wisconsin (a)

23 South Washington                               600 Main Street                              1200 Delafield Street
Elkhorn, Wisconsin                                Watertown, Wisconsin                         Waukesha, Wisconsin (a)

One North Madison Street                          633 South Church Street                      219 Center Street
Evansville, Wisconsin                             Watertown, Wisconsin (a)                     Whitewater, Wisconsin

2525 Milton Avenue
Janesville, Wisconsin (a)


North Central Wisconsin Region (First Financial)

926 West College Avenue                           Highways 51 & 70 West                        1230 North Taylor Drive
Appleton, Wisconsin                               Minocqua, Wisconsin (a)                      Sheboygan, Wisconsin

2235 Main Street                                  429 North Sawyer Street                      1305 Main Street
Green Bay, Wisconsin                              Oshkosh, Wisconsin                           Stevens Point, Wisconsin

1482 West Mason Street                            Post Road & South Drive                      330 Third Street
Green Bay, Wisconsin                              Plover, Wisconsin                            Wausau, Wisconsin (a)

205 North Eighth Street                           140 South Brown                              2711 West Stewart Avenue
Manitowoc, Wisconsin                              Rhinelander, Wisconsin                       Wausau, Wisconsin

705 North Center Avenue
Merrill, Wisconsin


Western Wisconsin Region (First Financial)

609 East Spruce Street                            806 South Hastings Way                       600 Hewett Street
Abbotsford, Wisconsin                             Eau Claire, Wisconsin                        Neillsville, Wisconsin

103 West Cleveland                                Holmen Square                                1101 Main Street
Arcadia, Wisconsin                                Holmen, Wisconsin                            Onalaska, Wisconsin

203 Main Street                                   620 Main Street                              108 West Prospect
Black River Falls, Wisconsin                      LaCrosse, Wisconsin                          Thorp, Wisconsin (a)

308 Third Avenue West                             630 South Central Avenue                     1714 Scranton Street
Durand, Wisconsin                                 Marshfield, Wisconsin (a)                    Whitehall, Wisconsin

130 South Barstow Commons                         600 East Main Street                         711 West Grand Avenue
Eau Claire, Wisconsin                             Mondovi, Wisconsin                           Wisconsin Rapids, Wisconsin(a)

- --------------------------
(a) Leased

Southern Illinois Region (First Financial)
104 Homer Adams Pkwy.                             326 Missouri Avenue                          318 West College
Alton, Illinois                                   East St. Louis, Illinois                     Greenville, Illinois

100 East Washington                               6550 North Illinois                          217 West Washington
Belleville, Illinois                              Fairview Heights, Illinois                   Millstadt, Illinois

6902 West Main                                    10280 Lincoln Trail                          1645 State Highway 121
Belleville, Illinois (a)                          Fairview Heights, Illinois                   Mount Zion, Illinois

238 North Main                                    #1 Junction Drive West                       200 South Market
Columbia, Illinois                                Glen Carbon, Illinois                        Waterloo, Illinois


Central Illinois Region (First Financial)

1007 North Fourth Street                          300 South 4th Street                         103 West Forrest Hill
Chillicothe, Illinois                             Pekin, Illinois                              Peoria, Illinois

12200 North Route 88                              4125 North Sheridan Road                     4600 Brandywine Drive
Dunlap, Illinois (a)                              Peoria, Illinois (a)                         Peoria, Illinois

300 East Washington Street                        111 North Jefferson Avenue                  700 Main Street
East Peoria, Illinois                             Peoria, Illinois                             Peoria, Illinois

313 Fifth Street                                  201B Northwoods Mall                         2515 West Lake Avenue
Lacon, Illinois                                   Peoria, Illinois (a)                         Peoria, Illinois

119 West 5th Street                               3222 West Harmon Highway                     416 West Front Street
Minonk, Illinois                                  Peoria, Illinois (a)                         Roanoke, Illinois

3500 Court Street                                 7620 North University                        1881 Washington Road
Pekin, Illinois (a)                               Peoria, Illinois (a)                         Washington, Illinois


Western & Northern Illinois Region (First Financial)

104 Southeast 3rd Avenue                          1865 North Henderson                         21 Boulder Hill Pass
Aledo, Illinois                                   Galesburg, Illinois                          Montgomery, Illinois (a)

101 East Broadway                                 50 East Main Street                          525 West Washington Street
Astoria, Illinois                                 Galesburg, Illinois                          Pittsfield, Illinois

301 West Galena Boulevard                         1035 Broadway                                116 East Main Street
Aurora, Illinois                                  Hamilton, Illinois                           Princeville, Illinois

1325 Sycamore Road                                333 West Main                                706 Maine Street
DeKalb, Illinois (a)                              Havana, Illinois                             Quincy, Illinois (a)

305 East Locust                                   143 South Main Street                        24th and Broadway
DeKalb, Illinois (a)                              Lewistown, Illinois                          Quincy, Illinois

101 East Evergreen                                122 West Boston Avenue                       116 South Congress
Elmwood, Illinois                                 Monmouth, Illinois                           Rushville, Illinois

16 East Fort Street
Farmington, Illinois (a)

Insurance Agency Office (First Financial)

300 Wisconsin Avenue
Waukesha, Wisconsin


Loan Origination Office (First Financial)

2659 Farragut Drive
Springfield, Illinois (a)

First Financial - Port Savings Bank, S.A.

222 North Wisconsin Street       135 South Mill Street
Port Washington, Wisconsin       Saukville, Wisconsin

211 North Highland Drive
Fredonia, Wisconsin

- ------------------------
(a)  Leased

ITEM 3.  LEGAL PROCEEDINGS

       The Corporation and the Banks are involved as plaintiff or defendant in various legal actions incidental to their business, all of which in the aggregate are believed by management of the Corporation not to represent an adverse risk of loss which would be material to the financial condition or operations of the Corporation. See Note Q to the Corporation's consolidated financial statements, filed at Exhibit 13(a) hereto, for further discussion.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

       The information required by this item is incorporated herein by reference from Management's Discussion and Analysis filed at
Exhibit 13(b) hereto. The Corporation's Board of Directors has discretion to declare and pay dividends on the Corporation's common stock from time to time under Wisconsin law, unless such payment would render the Corporation insolvent.

       Also, relative to OTS restrictions on the payment of dividends by the Banks to the Corporation, see Note L to the Corporation's consolidated financial statements filed at Exhibit 13(a) hereto. Also, see Item 1, "Business - Regulation - Savings Institution Regulation - Limitation on Capital Distribution from the Banks to the Corporation."

ITEM 6.  SELECTED FINANCIAL DATA

       The selected financial data required by this item is incorporated herein by reference from "Management's Discussion and Analysis" filed at Exhibit 13(b) hereto.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

       "Management's Discussion and Analysis of Financial Condition and Results of Operations" is filed at Exhibit 13(b) hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Corporation's consolidated financial statements are filed at Exhibit 13(a) hereto. Quarterly financial information is included as a part of "Management's Discussion and Analysis of Financial Condition and Results of Operations" filed at Exhibit 13(b) hereto. Schedule 28(a) includes the required schedule for "Guarantees of Securities of Other Issuers".

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information required by this item regarding directors is incorporated by reference from pages 4 to 8 and 16 of the proxy statement for the Corporation's 1994 annual meeting of shareholders, filed with the Securities and Exchange Commission on March 21, 1994. Information acquired by this item regarding executive officers is included herein at page 29 and at page 16 of the proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION

       The information regarding executive compensation required by this item is incorporated herein by reference from pages 8 - 14 of the proxy statement for the Corporation's 1994 annual meeting of shareholders, filed with the Securities and Exchange
Commission on March 21, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

       The information required by this item is incorporated herein by reference from pages 2 - 3 of the proxy statement for the Corporation's 1994 annual meeting of shareholders, filed with the Securities and Exchange Commission on March 21, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated herein by reference from page 14 of the proxy statement for the Corporation's 1994 annual meeting of shareholders, filed with the Securities and Exchange Commission on March 21, 1994.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

       (a)(1) The following consolidated financial statements of the Registrant and its subsidiaries for the year ended December 31, 1993, including the related notes and the report of the independent auditors are incorporated herein by reference from Exhibits 21 and 28(b), respectively, of this Report.

       Report of Independent Auditors

       Consolidated Statements of Financial Condition - December 31, 1993 and 1992.

       Consolidated Statements of Income - Years ended December 31, 1993, 1992 and 1991.

       Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1993, 1992 and 1991.

       Consolidated Statements of Cash Flows - Years Ended December 31, 1993, 1992 and 1991.

       Notes to Consolidated Financial Statements.

       (a)(2) The following consolidated financial statement schedule of the Registrant is filed at Exhibit 13(a) to this Report in response to the requirement of Items 8 and 14(d) of this Report and should be read in conjunction with the consolidated financial statements incorporated herein by reference to Item 8 of this Report:

       Schedule II - Guarantees of Securities of Other Issuers

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange
Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

         (a)(3) The following exhibits are either filed as part of this Report on Form 10-K or are incorporated herein by reference.

         3(a) Articles of Incorporation of Registrant dated February 21, 1984 and amended on April 24, 1987.

         3(b) Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed on March 25, 1985).

         4(b) Form of Certificate of Common Stock (incorporated herein by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-1 (Registration No. 2-88289) filed on December 7, 1983).

       10(a) Employment Contract of Registrant with John C. Seramur dated January 1, 1989, (incorporated by reference from Annual Report on Form 10-K for 1989 filed on March 29,
                   1990).

       10(b) Severance Agreement between Registrant and Robert M. Salinger dated August 16, 1989, (incorporated by reference from Annual Report on Form 10-K for 1989 filed on March 29, 1990).

       10(c) Deferred Compensation Agreement between First State Savings of Wisconsin and Paul C. Kehrer (incorporated herein by reference to Exhibit 10.8 to Amendment No. 2 to Registrant's Registration Statement on Form S-1 (Registration No. 2-88289) filed on February 14, 1984).

       10(d) Stock Option Plan of Registrant (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to Registrant's Registration Statement on Form S-1 (Registration No. 2-88289) filed on February 14, 1984).

       10(e) Supplemental Executive Profit Sharing Plan dated December 21, 1987 (incorporated herein by reference to Exhibit 10(q) to Post-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-1 (Registration No. 33-16948) filed on February 29,
                   1988).

       10(f) Form of Executive Supplemental Life Insurance Plan dated April 10, 1989 (incorporated herein by reference from Annual Report on Form 10-K for 1989 filed on March 26, 1990).


       10(g) Collateral Pledge Agreement, dated March 22, 1991, with the Federal Home Loan Bank of Chicago (incorporated herein by reference from Annual Report on Form 10-K for 1991 filed on March 27, 1992).

       10(h) First Financial Corporation Stock Option Plan III dated April 24, 1991 (incorporated herein by reference from Annual Report on Form 10-K for 1991 filed on March 27,
                   1992).

       10(i) Form of Supplemental Executive Retirement Plan dated August 1, 1989, and amended on November 1, 1991 (incorporated herein by reference from Annual Report on Form 10-K for 1991 filed on March 27, 1992).

       10(j) Severance Agreement between Registrant and Donald E. Peters dated August 16, 1989 and amended August 19, 1992. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(k) Severance Agreement between Registrant and Harry K. Hammerling dated August 16, 1989 and amended August 19, 1992. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(l) Acquisition Agreement among Westinghouse Financial Services, Inc., Westinghouse Savings Corporation and First Financial Bank, FSB dated September 14, 1992 (incorporated herein by reference to the Current Report filed by the Registrant on Form 8-K on September 29,
                   1992).

       10(m) Form of Indenture between the Registrant and Norwest Bank Wisconsin, N.A. as trustee relative to issuance of 8.0% Subordinated Notes due November 1, 1999 (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 [Registration No. 33-52638] on October 9,
                   1992).

       10(n) Directors' Retirement Plan dated November 18, 1992. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)


       10(o) Consulting Agreement between Registrant and Robert S. Gaiswinkler dated January 1, 1993. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(p) Promissory Note relating to Registrant's commercial bank line-of-credit agreement dated April 30, 1993.

       10(q) Agreement and Plan of Merger by and among NorthLand Bank of Wisconsin, SSB, First Financial Corporation and First Financial Bank, FSB dated October 13, 1993 (incorporated herein by reference to Exhibit 2 to the Registrant's Registration Statement on Form S-4 [Registration No. 33-51487] filed on December 16, 1993.)

       10(r) Deferred Compensation Plan and Trust, dated January 1, 1988 and amended January 1, 1993.

       13(a)       Consolidated Financial Statements

       13(b) Management Discussion and Analysis of Financial Condition and Results of Operations

       22          Subsidiaries of the Registrant

       24          Consent of Ernst & Young for Registration Statement No.
                   2-90005 as filed with the Securities and Exchange Commission on March 16, 1984, for Registration Statement No. 33-17304 as filed with the Securities and Exchange Commission on September 17, 1987, Post-Effective Amendment No. 5 to Form S-1 on Form S-8 (Registration No. 33-16948), as filed with the Securities and Exchange Commission on May 12, 1988 for Registration Statement No. 33-36295 as filed with the Securities and Exchange Commission on August 9, 1990 and Registration Statement No. 33-69856 as filed with the Securities and Exchange Commission on October 1, 1993.

       (b)         Reports on Form 8-K.

                   On October 13, 1993, the Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission (SEC) reporting that the Corporation had released its earnings information as well as other related financial and operating data for the quarter ended September 30, 1993.


                   On October 19, 1993, the Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that the Corporation entered into a definitive agreement to acquire NorthLand Bank of Wisconsin, SSB of Ashland, Wisconsin.

       (c) Exhibits to this Report on Form 10-K required by Item 601 of Regulation S-K are attached or incorporated herein by reference as stated in the Index to Exhibits.

       (d) The report of independent accountants and the financial statement schedules listed in subsections (a)(1) and
                   (2) above are filed at Exhibits 13(a) to this Report on Form 10-K in response to the requirements of Items 8 and 14(d) of this Report on Form 10-K.

                             SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST FINANCIAL CORPORATION

                                    By: /s/ John C. Seramur
                                       -------------------------
                                        John C. Seramur
                                        President
                                        Chief Executive Officer


                                        Date: March 28, 1994


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:                                     /s/ John C. Seramur
                                        ------------------------
                                        John C. Seramur
                                        President
                                        Chief Executive Officer
                                        Director
                                        Date: March 28, 1994


By:                                     /s/ Thomas H. Neuschaefer
                                        --------------------------
                                        Thomas H. Neuschaefer
                                        Principal Accounting Officer
                                        Date: March 28, 1994


By:  /s/ John C. Seramur            By: /s/ Robert S. Gaiswinkler
     -----------------------            --------------------------
     John C. Seramur                    Robert S. Gaiswinkler
     President                          Chairman of the Board
     Chief Executive Officer            Director
     Director                           Date: March 28, 1994
     Date: March 28, 1994


By:  /s/ Gordon M. Haferbecker      By: /s/ James O. Heinecke
     --------------------------         --------------------------
     Gordon M. Haferbecker              James O. Heinecke
     Director                           Director
     Date: March 28, 1994               Date: March 28, 1994


By:  /s/ Robert T. Kehr             By: /s/ Paul C. Kehrer
     --------------------------         --------------------------
     Robert T. Kehr                     Paul C. Kehrer
     Director                           Director
     Date: March 28, 1994               Date: March 28, 1994

By:  /s/ Robert P. Konopacky         By: /s/ Dr. George R. Leach
     --------------------------         --------------------------
     Robert P. Konopacky                 Dr. George R. Leach
     Director                            Director
     Date: March 28, 1994                Date: March 28, 1994


By:  /s/ Ignatius H. Robers          By: /s/ John H. Sproule
     --------------------------         --------------------------
     Ignatius H. Robers                  John H. Sproule
     Director                            Director
     Date: March 28, 1994                Date: March 28, 1994


By:  /s/ Ralph R. Staven             By: /s/ Norman L. Wanta
     --------------------------         --------------------------
     Ralph R. Staven                     Norman L. Wanta
     Director                            Director
     Date: March 28, 1994                Date: March 28, 1994

By:  /s/ Arlyn G. West
     --------------------------
     Arlyn G. West
     Director
     Date: March 28, 1994

                                EXHIBIT INDEX

   3(a) Articles of Incorporation of Registrant dated February 21, 1984 and amended on April 24, 1987.

   3(b) Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed on March 25, 1985).

   4(b) Form of Certificate of Common Stock (incorporated herein by reference to Exhibit 4.3 of the Registrant's
                 Registration Statement on Form S-1 (Registration No. 2-88289) filed on December 7, 1983).

   10(a) Employment Contract of Registrant with John C. Seramur dated January 1, 1989, (incorporated by reference from Annual Report on Form 10-K for 1989 filed on March 29,
                 1990).

   10(b)         Severance Agreement between Registrant and Robert M.
                 Salinger dated August 16, 1989, (incorporated by reference from Annual Report on Form 10-K for 1989 filed on March 29, 1990).

   10(c) Deferred Compensation Agreement between First State Savings of Wisconsin and Paul C. Kehrer (incorporated herein by reference to Exhibit 10.8 to Amendment No. 2 to Registrant's Registration Statement on Form S-1 (Registration No. 2-88289) filed on February 14, 1984).

   10(d) Stock Option Plan of Registrant (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to
                 Registrant's Registration Statement on Form S-1
                 (Registration No. 2-88289) filed on February 14, 1984).

   10(e)         Supplemental Executive Profit Sharing Plan dated
                 December 21, 1987 (incorporated herein by reference to Exhibit 10(q) to Post-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-1
                 (Registration No. 33-16948) filed on February 29, 1988).

   10(f) Form of Executive Supplemental Life Insurance Plan dated April 10, 1989 (incorporated herein by reference from Annual Report on Form 10-K for 1989 filed on March 26,
                 1990).

   10(g) Collateral Pledge Agreement, dated March 22, 1991, with the Federal Home Loan Bank of Chicago (incorporated herein by reference from Annual Report on Form 10-K for 1991 filed on March 27, 1992).

   10(h) First Financial Corporation Stock Option Plan III dated April 24, 1991 (incorporated herein by reference from Annual Report on Form 10-K for 1991 filed on March 27,
                 1992).

   10(i) Form of Supplemental Executive Retirement Plan dated August 1, 1989, and amended on November 1, 1991
                 (incorporated herein by reference from Annual Report on Form 10-K for 1991 filed on March 27, 1992).

   10(j)         Severance Agreement between Registrant and Donald E.
                 Peters dated August 16, 1989 and amended August 19, 1992. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

   10(k)         Severance Agreement between Registrant and Harry K.
                 Hammerling dated August 16, 1989 and amended August 19, 1992. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

   10(l) Acquisition Agreement among Westinghouse Financial Services, Inc., Westinghouse Savings Corporation and First Financial Bank, FSB dated September 14, 1992 (incorporated herein by reference to the Current Report filed by the Registrant on Form 8-K on September 29,
                 1992).

   10(m) Form of Indenture between the Registrant and Norwest Bank Wisconsin, N.A. as trustee relative to issuance of 8.0% Subordinated Notes due November 1, 1999 (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 [Registration No. 33-52638] on October 9,
                 1992).

   10(n)         Directors' Retirement Plan dated November 18, 1992.
                 (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

   10(o)         Consulting Agreement between Registrant and Robert S.
                 Gaiswinkler dated January 1, 1993. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

   10(p) Promissory Note and collateral pledge agreement relating to Registrant's commercial bank line-of-credit agreement dated April 30, 1993.



   10(q) Agreement and Plan of Merger by and among NorthLand Bank of Wisconsin, SSB, First Financial Corporation and First Financial Bank, FSB dated October 13, 1993 (incorporated herein by reference to Exhibit 2 to the Registrant's Registration Statement on Form S-4 [Registration No. 33-51487] filed on December 16, 1993.)

   10(r) Deferred Compensation Plan and Trust, dated January 1, 1988 and amended January 1, 1993.

   13(a)         Consolidated Financial Statements

   13(b)         Management Discussion and Analysis of Financial
                 Condition and Results of Operations

   22            Subsidiaries of the Registrant

   24            Consent of Ernst & Young for Registration Statement No.
                 2-90005 as filed with the Securities and Exchange Commission on March 16, 1984, for Registration Statement No. 33-17304 as filed with the Securities and Exchange Commission on September 17, 1987, Post-Effective Amendment No. 5 to Form S-1 on Form S-8 (Registration No. 33-16948), as filed with the Securities and Exchange Commission on May 12, 1988 for Registration Statement No. 33-36295 as filed with the Securities and Exchange Commission on August 9, 1990 and Registration Statement No. 33-69856 as filed with the Securities and Exchange Commission on October 1, 1993.