Form 10-Q
period 1994-03-31
FIRST FINANCIAL CORP /WI/
filed 1994-05-09
CIK 735553

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                          ---------------------------------------------

                                        FORM 10-Q
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1994
                               ----------------------------------------
                                           OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ----------------------------------------

                             Commission File Number 0-11889

                            FIRST FINANCIAL CORPORATION
                   --------------------------------------------
                 (Exact name of registrant as specified in its charter)

         Wisconsin                                         39-1471963
- --------------------------------                      ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)

                  1305 Main Street, Stevens Point, Wisconsin 54481
                 --------------------------------------------------
                       (Address of principal executive office)

                                 (715) 341-0400
   --------------------------------------------------------------------
              (Registrant's telephone number, including area code)

   --------------------------------------------------------------------
  (Former name, address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   ------     ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share         24,620,552 Shares
- -----------------------------------------------------------------------
            Class                            Outstanding at April 30,
                                                       1994
                               FIRST FINANCIAL CORPORATION

                                     Form 10-Q Index


- --------------------------------------------------------------------------
                                                                     Page
                                                                    Number

Part I -     Financial Information

       Consolidated Balance Sheets as of March 31,                      2
         1994 (Unaudited) and December 31, 1993

       Unaudited Consolidated Statements of Income for                  3
         the Three Months Ended March 31, 1994 and 1993

       Unaudited Consolidated Statement of Stockholders'                4
         Equity for the Three Months Ended March 31, 1994

       Unaudited Consolidated Statements of Cash Flows                  5
         for the Three Months Ended March 31, 1994
         and 1993

       Notes to Unaudited Consolidated Financial Statements           6-8

       Management's Discussion and Analysis:
         Comparison of the Consolidated Balance Sheets               9-21
         at March 31, 1994 (Unaudited) and December 31,
         1993

         Comparison of the Unaudited Consolidated                   22-25
         Statements of Income for the Three Months
         Ended March 31, 1994 and 1993


Part II -
Other Information

       Item 6.  Exhibits and Reports on Form 8-K                       26


Signatures                                                             27


Exhibits                                                               28

                               FIRST FINANCIAL CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                         ASSETS

                                                     March 31,
                                                       1994           December 31,
                                                    (Unaudited)           1993
                                                          (In thousands)
Cash                                               $   54,544         $   63,241
Federal funds sold                                     11,348             21,873
Interest-earning deposits                               8,141             25,768
   Cash and cash equivalents                           74,033            110,882

Securities available for sale (at fair
  value):
   Investment securities                               30,763             84,487
   Mortgage-related securities                        143,823            178,362
Securities held to maturity:
   Investment securities (fair value of
    $133,683,000--1994 and $143,448,000
    --1993)                                           135,864            143,568
   Mortgage-related securities (fair
    value of $1,245,674,000--1994
    and $1,160,230,000--1993)                       1,249,298          1,147,891
Loans receivable:
   Held for sale                                       43,973             73,919
   Held for investment                              2,992,410          2,848,585
Foreclosed properties and
   repossessed assets                                   6,320              6,817
Real estate held for investment
   or sale                                             17,028             16,810
Office properties and equipment                        50,371             50,120
Intangible assets, less accumulated
   amortization                                        30,747             31,392
Other assets                                           88,406             81,800

                                                   $4,863,036         $4,774,633

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                           $4,157,773         $4,050,520
Borrowings                                            380,490            438,598
Advance payments by borrowers for
   taxes and insurance                                 29,964             13,805
Other liabilities                                      40,576             37,025
      Total liabilities                             4,608,803          4,539,948

Stockholders' equity:
  Serial preferred stock, $1 par value,
    3,000,000 shares authorized; none
    outstanding
  Common stock, $1 par value, 30,000,000
    shares authorized; shares issued and
    outstanding: 24,602,752--1994;
    23,586,827--1993                                   24,603             23,587
  Additional paid-in capital                           31,483             27,340
  Net unrealized holding gain on securities
    available for sale                                    735              2,701
  Retained earnings (substantially
    restricted)                                       197,412            181,057
      Total stockholders' equity                      254,233            234,685
                                                   $4,863,036         $4,774,633

See notes to unaudited consolidated financial statements.

                                      FIRST FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                   1994                1993
                                                                  (In thousands, except
                                                                    per share amounts)
Interest income:
  Mortgage loans                                                     $ 40,215            $ 38,303
  Other loans                                                          22,872              19,548
  Mortgage-related securities                                          18,553              23,609
  Investments                                                           3,274               2,924
    Total interest income                                              84,914              84,384
Interest expense:
  Deposits                                                             41,171              44,576
  Borrowings                                                            4,831               4,762
    Total interest expense                                             46,002              49,338
    Net interest income                                                38,912              35,046
Provision for losses on loans                                           1,380               2,844
                                                                       37,532              32,202
Non-interest income:
  Loan fees and service charges                                         2,010               1,930
  Insurance and brokerage sales commissions                             1,843               1,647
  Deposit account service fees                                          1,840               1,715
  Service fees on loans sold                                            1,316               1,619
  Net gain on sale of mortgage loans                                      417               1,165
  Net gain on sale of securities
    available for sale                                                  1,119                  --
  Other                                                                 1,188                 592
    Total non-interest income                                           9,733               8,668
    Operating income                                                   47,265              40,870
Non-interest expense:
  Compensation, payroll taxes and benefits                             11,712              11,350
  Federal deposit insurance premiums                                    2,403               1,423
  Occupancy expense                                                     2,140               1,895
  Data processing                                                       1,815               2,187
  Loan expenses                                                         1,437               1,149
  Telephone and postage                                                 1,409               1,269
  Amortization of intangible assets                                     1,344               1,155
  Furniture and equipment                                               1,307               1,271
  Marketing                                                             1,042                 774
  Net cost of operations of foreclosed
    properties                                                            343               1,063
  Other                                                                 2,507               2,146
    Total non-interest expense                                         27,459              25,682
Income before income taxes                                             19,806              15,188
Income taxes                                                            7,526               5,639
Net income                                                           $ 12,280            $  9,549

Earnings per share:
  Primary                                                            $    .49            $    .40
  Fully diluted                                                      $    .49            $    .40

Cash dividend per share                                              $    .10            $   .075



See notes to unaudited consolidated financial statements.
                             FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         For The Period Ended March 31, 1994
                                   (Unaudited)

                                                               Net
                                                            Unrealized
                                                             Holding
                                                             Gain On
                                                Additional  Securities                 Total
                                      Common     Paid-In    Available    Retained   Stockholders'
                                       Stock     Capital     For Sale    Earnings      Equity
                                                         (In thousands)
BALANCES AT DECEMBER 31, 1993         $23,587    $27,340      $2,701     $181,057      $234,685


Net income                                                                 12,280        12,280

Cash dividend ($.10 per share)                                             (2,538)       (2,538)

Exercise of stock options                  78        293                                    371

Issuance of common stock in
  conjunction with acquisition            938      3,850            --      6,613        11,401

Change in net unrealized holding
  gain on securities available
  for sale                                                      (1,966)                  (1,966)

BALANCES AT MARCH 31, 1994            $24,603    $31,483      $    735   $197,412      $254,233




See notes to unaudited consolidated financial statements.

                                      FIRST FINANCIAL CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                             1994            1993
                                                                                (In thousands)

OPERATING ACTIVITIES
  Net income                                                              $  12,280       $   9,549
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    (Increase) decrease in accrued interest on loans                             (1)            991
    Increase in accrued interest on deposits                                    269             201
    Mortgage loans originated for sale                                      (97,132)        (39,141)
    Proceeds from sales of mortgage loans held for sale                     139,583          82,175
    Provision for depreciation                                                1,531           1,318
    Provision for losses on loans                                             1,380           2,844
    Provision for losses on real estate and other assets                        225           1,137
    Amortization of cost in excess of net assets of
      acquired businesses                                                       156             139
    Amortization of core deposit intangibles                                  1,188           1,266
    Amortization of purchased mortgage servicing rights                         204             196
    Net gain on sales of loans and assets                                    (2,088)         (1,341)
    Other-net                                                                  (407)            549
   Net cash provided by operating activities                                 57,188          59,883

INVESTING ACTIVITIES

  Proceeds from sales of investment securities available for sale            45,541              --
  Proceeds from maturities of investment securities held
   to maturity                                                               20,195          23,190
  Purchases of investment securities held to maturity                            --         (17,865)
  Proceeds from sales of mortgage-related securities available
      for sale                                                               12,459          81,287
  Principal payments received on mortgage-related securities                 97,092          89,255
  Purchases of mortgage-related securities held to maturity                (161,439)       (138,982)
  Proceeds from sale of finance company receivables                           6,665              --
  Principal received on loans receivable                                    130,080         114,083
  Loans originated for portfolio                                           (198,174)       (198,721)
  Additions to office properties and equipment                                 (357)         (2,167)
  Proceeds from sales of foreclosed properties and
    repossessed assets                                                        1,949           2,646
  Proceeds from sales of real estate held for investment                         --             234
  Business acquisitions (net of cash and cash equivalents
    acquired of $4,593,000--1994; $186,100,000--1993):
      Investment securities held to maturity                                 (4,785)        (22,775)
      Mortgage-related securities available for sale                             --         (81,287)
      Mortgage-related securities held to maturity                          (16,742)       (145,098)
      Loans receivable                                                      (96,748)       (316,302)
      Office properties                                                      (2,387)         (7,452)
      Intangible assets                                                        (699)         (5,517)
      Deposits and related accrued interest                                 114,297         702,236
      Borrowings                                                                750          71,897
      Stockholders' equity                                                   11,401              --
      Other-net                                                                (494)         (9,602)
   Net cash provided by (used in) investing activities                      (41,396)        139,060

FINANCING ACTIVITIES

  Net decrease in deposits                                                   (7,313)        (90,819)
  Net increase in advance payments by borrowers for
   taxes and insurance                                                       15,697          12,414
  Proceeds from borrowings                                                  131,000         135,000
  Repayments of borrowings                                                 (189,858)       (284,367)
  Proceeds from exercise of stock options                                       371             322
  Payments of cash dividends to stockholders                                 (2,538)         (1,758)
   Net cash used in financing activities                                    (52,641)       (229,208)

Decrease in cash and cash equivalents                                       (36,849)        (30,265)
Cash and cash equivalents at beginning of period                            110,882         122,281
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  74,033       $  92,016

See notes to unaudited consolidated financial statements.
                               FIRST FINANCIAL CORPORATION

                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - PRINCIPLES OF CONSOLIDATION

      The unaudited consolidated financial statements include the accounts and results of operations of First Financial Corporation (the Corporation) and its wholly-owned subsidiaries, First Financial Bank, FSB (First Financial) and First Financial - Port Savings Bank, FSB (Port), (collectively, the Banks). Significant intercompany accounts and transactions have been eliminated in consolidation. The Corporation uses the calendar year as its fiscal year.

      The financial statements reflect adjustments all of which are of a normal recurring nature and in the opinion of management, necessary for a fair statement of the results for the interim periods, and are presented on an unaudited basis. The operating results for the three months of 1994 are not necessarily indicative of the results which may be expected for the entire 1994 fiscal year. The December 31, 1993 balance sheet included herein is derived from the consolidated financial statements included in the Corporation's 1993 Annual Report to Shareholders. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Corporation's 1993 Annual Report to Shareholders.


NOTE B - THE CORPORATION

      The Corporation conducts business as a non-diversified multiple thrift holding company and its principal assets are all of the capital stock of First Financial and Port. At present the primary business of the Corporation is the business of First Financial and Port. The Corporation's activities are currently comprised of providing limited administrative services to First Financial and Port.

      On February 26, 1994, the Corporation completed the acquisition of NorthLand Bank of Wisconsin, SSB ("NorthLand") of Ashland, Wisconsin. The Corporation issued approximately 938,000 shares of common stock, valued in the aggregate at $14.2 million, at the time of the acquisition. The acquisition of NorthLand has been accounted for as a pooling-of-interests. NorthLand is not material to the balance sheet or operating results of the Corporation; therefore, balances for prior years have not been restated. However, 1994 amounts were adjusted to reflect the transaction as if it had occurred on January 1, 1994. Upon closing, NorthLand, which was merged into First Financial, had total assets and stockholders' equity of $125.6 million and $11.6 million, respectively.

      On August 20, 1993, First Financial, completed the assumption of deposits (approximately $268.0 million) and the purchase of the branch facilities of the four Quincy, Illinois-area branches of Citizens Federal, a Federal Savings Bank ("Citizens") of Miami, Florida. The acquisition of Citizens' four Quincy, Illinois-area offices, now operating as branches of First Financial, was accounted for as a purchase.


NOTE C - EARNINGS PER SHARE

      Primary and fully diluted earnings per share for the periods ended March 31, 1994 and 1993 have been determined based on the weighted average number of common shares outstanding during each period and common equivalent shares, using the treasury share method, outstanding at the end of each period. The Corporation's common stock equivalents consist entirely of stock options. See
Exhibit 11 to this Report for a detailed computation of earnings per share.


NOTE D - CONTINGENT LIABILITIES

      The Banks have previously entered into agreements whereby, for an annual fee, certain securities are pledged as secondary collateral in connection with the issuance of industrial development revenue bonds. At March 31, 1994, mortgage-related securities and investment securities with a carrying value of approximately $4.1 million were pledged as collateral for bonds in the aggregate principal amount of $6.0 million. Additional bond issues totaling $7.61 million are supported by letters of credit issued by First Financial, in lieu of specific collateral. At March 31, 1994, each of the outstanding collateral agreements was current with regard to bond debt-service payments.




NOTE E - DIVIDENDS PAID OR DECLARED TO STOCKHOLDERS

      The Board of Directors of the Corporation declared a $0.10 per share quarterly cash dividend for the three-month period ended March 31, 1994 to shareholders of record of the common stock on March 15, 1994.


NOTE F - REGULATORY CAPITAL REQUIREMENTS

      Current Office of Thrift Supervision (OTS) regulatory capital requirements for federally-insured thrift institutions include a tangible capital to tangible assets ratio, a core leverage capital to adjusted tangible assets ratio and a risk-based capital measurement based upon assets weighted for their inherent risk. As of March 31, 1994, both First Financial and Port exceeded all OTS capital requirements as displayed below.

                                    Required             Actual             Actual
                                      OTS            First Financial         Port
                                     Ratio                Ratio             Ratio

Tangible capital                     1.50%               5.49%               7.73%
Core leverage capital                3.00                6.03                7.73
Risk-based capital                   8.00               13.16               15.00

       The OTS has adopted a final rule which will add an interest-rate risk component to the OTS risk-based capital requirement effective September 30, 1994. The OTS has adopted another final rule, which was effective on March 4, 1994, disallowing any new core deposit intangibles, acquired after the rule's effective date, from counting as regulatory capital. Core deposit intangibles acquired prior to the effective date have been grandfathered for purposes of this rule. The OTS also has proposed to increase the minimum required core capital ratio from the current 3.00% to a range of 4.00% to 5.00% for all but the most healthy financial institutions. Management of the Corporation and the Banks do not believe these rules will significantly impact the capital requirements of the Banks or cause the Banks to fail to meet their respective regulatory capital requirements.

       Under the terms of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the Banks are also further regulated pursuant to the prompt corrective action (PCA) provisions of FDICIA. Under FDICIA, thrift institutions are assigned, based upon regulatory capital ratios and other subjective supervisory criteria, to one of five PCA categories, ranging from "well capitalized" to "critically undercapitalized". Institutions assigned to the three lowest categories are subject to PCA sanctions by the OTS. PCA sanctions include, among other items, restrictions on dividends and capital distributions.
Under the OTS's prompt corrective action regulations, each of the Banks was classified as well capitalized at March 31, 1994.

NOTE G - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                             For The
                                                        Three Months Ended
                                                             March 31,
                                                         1994        1993
                                                          (In thousands)

Supplemental disclosure of cash flow information:
  Cash paid or credited to accounts during
     period for:
    Interest on deposits and borrowings                 $ 45,863    $ 48,678
    Income taxes                                           2,825       1,707
  Non-cash investing activities:
    Mortgage loans transferred to held
     for sale portfolio                                   12,236      19,660
    Loans receivable transferred to foreclosed
     properties                                            1,357       1,848


NOTE H--PENDING ACCOUNTING CHANGE

     In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 114, ("Accounting by Creditors for Impairment of a Loan"). SFAS No. 114 is effective for fiscal years beginning after December 15, 1994. Early adoption of the statement is allowed. SFAS No. 114 requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Management does not believe that the adoption of SFAS No. 114 will have a material impact on the Corporation's financial condition or results of operations.
                          MANAGEMENT'S DISCUSSION AND ANALYSIS

                      COMPARISON OF THE CONSOLIDATED BALANCE SHEETS
                  AT MARCH 31, 1994 (UNAUDITED) WITH DECEMBER 31, 1993

General:

       Total assets increased to $4.86 billion at March 31, 1994 from $4.77 billion at December 31, 1993, primarily because of the NorthLand acquisition completed in 1994. See Note B to the unaudited consolidated financial statements for a discussion of this acquisition. Total loans and deposits increased to
$4.43 billion and $4.16 billion at March 31, 1994 from
$4.25 billion and $4.05 billion, respectively, at the end of
1993.   Stockholders' equity at March 31, 1994 was
$254.2 million, up from $234.7 million at year-end 1993.

Liquidity and Capital Resources:

       At March 31, 1994, total consolidated liquidity, consisting of cash, cash equivalents, and investment securities represented 4.95% of the Corporation's total assets compared with 7.10% at December 31, 1993. Each of the Banks are in compliance with requirements relating to minimum levels of liquid assets as defined by OTS regulations. The ongoing management of liquid assets is an integral part of the Corporation's overall asset/liability management program as described below under "Asset/Liability Management." The cash and securities portfolios are among the most flexible assets available for shorter term liability matching. Total consolidated liquidity at March 31, 1994 decreased by $98.3 million as compared to December 31, 1993 liquidity (including the $9.4 million of liquid assets received in connection with the NorthLand acquisition) as a result of the net effect of significant changes in various categories of assets and liabilities during the three-month interim period. Some of the more significant changes in these categories, including liquid assets, can be summarized as follows:

   Consolidated
   Statement Of                Balance           From             Other          Balance
Financial Condition          December 31,      NorthLand        Increases        March 31,
  Classification                 1993         Acquisition      (Decreases)         1994
                                       (In thousands)

Cash and cash equivalents    $  110,882         $  3,193       $ (40,042)      $   74,033
Securities available for
 sale:
  Investment securities          84,487               --         (53,724)          30,763
  Mortgage-related
   securities                   178,362               --         (34,579)         143,783
Securities held to
 maturity:
  Investment securities         148,568            4,785         (17,489)         135,864
  Mortgage-related
   securities                 1,147,891           16,742          84,705        1,249,338
Loans receivable, in-
  cluding loans held
  for sale                    2,922,504           96,748          17,131        3,036,383
Office properties                50,120            2,387          (2,136)          50,371
Intangible assets                31,392              699          (1,344)          30,747
Deposits                      4,050,520          114,297          (7,044)       4,157,773
Borrowings                      438,598              750         (58,858)         380,490
Advance payments by
  borrowers for taxes
  and insurance                  13,805              462          15,697           29,964
Stockholders' equity            234,685           11,401           8,147          254,233

      Changes noted in the "Other Increases (Decreases)" column of the preceding table are discussed below in the related sections of "Management's Discussion and Analysis."

      Management believes liquidity levels are proper and that adequate capital and borrowings are available through the capital markets, the Federal Home Loan Bank (FHLB) and other sources.
For a discussion of regulatory capital requirements, see Note F to the unaudited consolidated financial statements.

      On an unconsolidated basis, the Corporation had cash of $5.4 million and subordinated debt of $55.0 million at March 31, 1994. The principal ongoing sources of funds for the Corporation are dividends from the Banks. Applicable rules and regulations of the OTS impose limitations on capital distributions by savings institutions such as the Banks. Savings institutions such as the Banks which have capital in excess of all fully phased-in capital requirements before and after a proposed capital distribution are permitted, after giving prior notice to the OTS, to make capital distributions during a calendar year up to the greater of (i) 100% of net income to date during the calendar year, plus the amount that would reduce by 1/2 its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent fourth-quarter period.

Loans and Mortgage-Related Securities:

      Total loans, including loans held for sale and mortgage-related securities (MBSs), increased $180.7 million from $4.25 billion at December 31, 1993 to $4.43 billion at March 31,
1994. Total loans are summarized below as of the dates indicated.

                                           March 31,       December 31,     Increase
                                             1994              1993        (Decrease)
                                                      (In thousands)

Real estate loans:
   One- to four-family                    $1,845,180         $1,797,990    $  47,190
   Multi-family                              190,009            188,558        1,451
   Commercial and non-residential            102,735             94,789        7,946
      Total real estate loans              2,137,924          2,081,337       56,587

Other loans:
   Credit cards                              199,412            209,414      (10,002)
   Home equity                               196,547            193,291        3,256
   Consumer                                  192,313            153,574       38,739
   Education                                 171,554            167,385        4,169
   Manufactured housing                      162,425            165,017       (2,592)
   Commercial business                        20,672                111       20,561

Less net items to loans receivable           (44,464)           (47,625)       3,161

Total loans (including loans held
   for sale)                               3,036,383          2,922,504      113,879

MBSs                                       1,393,121          1,326,253       66,868

Total loans and MBSs                      $4,429,504         $4,248,757    $ 180,747

       The major components of the increase in total loans during the three months of 1994 were a $56.6 million increase in mortgage loans, a $38.7 million increase in consumer loans and a $20.6 million increase in commercial business loans.

       The increase in residential mortgage loans receivable at March 31, 1994 was primarily attributable to the NorthLand acquisition as the Banks' mortgage loan originations were substantially offset by sales and repayments.

Consumer loans increased $38.7 million in 1994 primarily due to the NorthLand acquisition as well as continuing success in marketing a second mortgage product. Home equity loans have increased $3.3 million in 1994 as customer usage of this product has continued to grow. Credit card loans decreased $10.0 million in 1994 reflecting a seasonal decline in this portfolio. Manufactured housing loan balances decreased $2.6 million as the Corporation continues to restrict new originations of such loans to the Midwest. The $20.6 million increase in commercial business loans reflects the acquisition of NorthLand's business loan portfolio.

       Mortgage loans held for sale were $44.0 million and $73.9 million at March 31, 1994 and December 31, 1993, respectively. Off-balance sheet commitments to originate and sell mortgage loans totaled $48.5 million and $46.7 million, respectively, at March 31, 1994. During the quarter ended
March 31, 1994, market interest rates generally increased in excess of one percent, as compared to interest rate levels at the end of 1993, and continue to fluctuate. The fair value of on-balance sheet mortgage loans held for sale and off-balance sheet commitments to originate and sell mortgage loans can vary substantially depending upon the movement of interest rates. Management engages in various means of insulating the Banks from the effects of such interest-rate movements, principally by securing forward commitments to sell loans in the secondary mortgage market. However, there can be no assurance that these means will be totally effective. Given the recent move in interest rates, management believes that the Corporation may have short term loss exposure relative to its on-balance sheet and off-balance sheet mortgage banking activities. In addition, loan originations resulting from refinancing transactions, and consequently gains on sales of loans, may decrease during periods of rising interest rates. As such, operations for the remainder of 1994 could be negatively impacted as a result of the above-discussed risk factors.

       After giving effect to the $16.7 million of MBSs acquired in the NorthLand acquisition, the aggregate MBS portfolio increased $50.1 million during the quarter ended March 31, 1994 as the net result of (i) purchases of $161.4 million of U.S. Government Agency adjustable-rate MBSs, ii) sales of available-for-sale MBSs of $12.3 million, and (iii) repayments of $99.0 million. At the end of the first quarter, the Banks had commitments to purchase U.S. Government Agency adjustable-rate MBSs totaling $284.7 million which will be funded through FHLB advances.


Loan Delinquencies:

       First Financial and Port monitor the delinquency status of their respective loan portfolios on a constant basis and initiate a borrower contact and additional collection procedures as necessary at an early date. Delinquencies and past due loans are, however, a normal part of the lending function. When the delinquency reaches the status of greater than 90 days, the loans are placed on a non-accrual basis until such time as the delinquency is reduced again to 90 days or less. Non-accrual loans are presented separately in the following section. Loan delinquencies of 90 days or less, for the dates indicated, are summarized on the following page:

                                                 March 31,      December 31,
                                                    1994            1993
                                                      (In thousands)
Loans Delinquent 30-59 Days
  Student loans                                   $ 5,535           $ 4,014
  Residential real estate loans                     6,729             5,844
  Manufactured housing loans                        2,061             2,999
  Credit card loans                                 1,889             1,988
  Commercial real estate loans                        411             3,798
  Commercial business                                 288                --
  Consumer and home equity                            592               479
                                                  $17,505           $19,122
Loans Delinquent 60-90 Days
  Student loans                                   $ 5,442           $ 4,159
  Residential real estate loans                     1,311             1,111
  Manufactured housing loans                          860             1,035
  Credit card loans                                   870               904
  Commercial real estate loans                        103               707
  Commercial business                                  --                --
  Consumer and home equity                            202               128
                                                  $ 8,788           $ 8,044

Total Loans Delinquent 30-90 Days
  Student loans                                   $10,977           $ 8,173
  Residential real estate loans                     8,040             6,955
  Manufactured housing loans                        2,921             4,034
  Credit card loans                                 2,759             2,892
  Commercial real estate loans                        514             4,505
  Commercial business                                 288                --
  Consumer and home equity                            794               607
                                                  $26,293           $27,166

      At March 31, 1994, the 30-90 day delinquencies decreased $900,000 to $26.3 million from $27.2 million at year-end 1993.
As a percent of total loans receivable, loan delinquencies decreased from 0.93% at the end of 1993 to 0.87% at March 31, 1994. The $900,000 decrease, at March 31, 1994, relates to the net effect of i) the return to satisfactory contractual performance of a $3.4 million commercial real estate loan, ii) an increase of $2.8 million in delinquent student loans (which are government guaranteed) delinquent 30-90 days, iii) a decrease of $1.1 million in manufactured housing loans delinquent 30-90 days and iv) an increase of $1.0 million of delinquent residential mortgage loans. The increase in residential mortgage loan delinquencies relates to the acquisition of such loans in the NorthLand transaction. All delinquent loans have been considered by management in its evaluation of the adequacy of the allowances for loan losses.

Non-Accrual Loans:

      The Corporation places loans into a non-accrual status when loans are contractually delinquent more than 90 days. If appropriate, loans may be placed into non-accrual status prior to becoming 90 days delinquent based upon management's analysis. Non-accrual loans are summarized, for the dates indicated, as follows:

                                            March 31,          December 31,
                                              1994                 1993
                                                    (In thousands)

One- to four-family residential              $ 5,960             $ 5,005
Multi-family residential                          76                 139
Commercial and other real estate                 682                  --
Manufactured housing                             883               1,063
Credit cards                                   1,880               1,836
Commercial business                            1,210                  --
Consumer and other                               224                 197
                                             $10,915             $ 8,240



      Non-accrual loans increased $2.7 million to $10.9 million at March 31, 1994 from $8.2 million at December 31, 1993. As a percentage of net loans receivable, non-accrual loans increased to 0.36% at March 31, 1994 from 0.28% at December 31, 1993. The 1994 increase in non-accrual loans is related to increases of $1.0 million and $1.2 million in the residential mortgage and commercial business loan portfolios, respectively. The residential mortgage and commercial business loan increases relate primarily to such loans acquired in the NorthLand acquisition. Non-accrual loans for the other loan portfolios decreased or remained at the same relative level at March 31, 1994 as compared to the end of 1993. The Banks had no troubled debt restructurings during the first quarter of 1994.

      All loans included in non-accrual status have been considered by management in its review of the adequacy of allowances for loan losses.

Non-Accrual MBSs:

      During the first quarter of 1994, First Financial placed two privately issued second tranche adjustable rate mortgage-backed securities, aggregating approximately $21.2 million, on non-accrual status. First Financial has not received full monthly payments due on these securities since late 1993. The payments have been interrupted due to delinquencies and foreclosures in the underlying mortgage portfolio and substantially all of the cash flows are currently directed to owners of the senior tranche. Both securities are serviced by a California institution under the control of the RTC. First Financial's second tranche position is senior to several subordinate tranches, currently amounting to approximately 11% of the face value of the total portfolios in question, which are designed to absorb losses in the underlying mortgage portfolio. Discounted cash flow analyses performed by management (based upon assumptions for delinquency levels, foreclosure rates and recovery ratios in underlying portfolios) indicate that the subordinated tranches will adequately protect First Financial in the future. As a result, management does not believe that any material losses will be realized in connection with either of these securities, although further delayed receipt of full monthly principal and interest payments is probable. First Financial's portfolio of mortgage-related securities totaled approximately $1.4 billion at March 31, 1994, and except for one of the referenced securities which was recently downgraded, all of First Financial's mortgage-related securities are rated at a minimum of investment grade by at least one nationally recognized independent rating agency.

Allowances for Loan Losses:

      The Corporation's loan portfolios and off-balance sheet financial guarantees are evaluated on a continuing basis to determine the additions to the allowances for losses and the related balance in the allowances. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio compositions, loan delinquencies, prior loss experience, and management's estimation of future potential losses. The evaluation of allowances for loan losses includes a review of both known loan problems as well as a review of potential problems based upon historical trends and ratios.

      A summary of activity in the allowances for loan losses, for the three months ended March 31, 1994 and 1993, follows:


                                                      Three Months Ended
                                                            March 31,
                                                        1994        1993
                                                         (In thousands)

Allowances at beginning of period                     $23,266     $17,067
From acquired banks                                       816       4,885
Provisions                                              1,380       2,844
Charge-offs                                            (2,164)     (2,491)
Recoveries                                                665         317
Allowances at end of period                           $23,963     $22,622


      A discussion of loan loss provisions and charge-offs is presented in "Management's Discussion and Analysis-Comparison of the Unaudited Consolidated Statements of Income for the Three Months Ended March 31, 1994 and 1993." An analysis of allowances, by loan category and percent of loans in each category to total loans receivable, at the dates indicated, follows:

                                     March 31, 1994                 December 31, 1993
                                             As Percentage                   As Percentage
                               Allowance     Of Total Loans    Allowance     Of Total Loans
                                Amount        In Category       Amount        In Category
                                               (Dollars in thousands)

Credit cards                   $ 6,775            3.40%        $ 6,502            3.10%
Residential real estate          5,910             .29           5,877             .30
Manufactured housing             4,724            2.91           4,668            2.83
Commercial and non-residential
   real estate                   3,698            3.60           4,010            4.23
Consumer                         2,049            1.07           1,728            1.12
Home equity                        454             .23             429             .22
Commercial business                309            1.50              --              --
Education                           44             .03              52             .03
                               $23,963             .79%        $23,266             .80%

      The allowances for loan losses increased to $24.0 million, or 0.79% of loans receivable, at March 31, 1994 from $23.3 million, or 0.80%, at December 31, 1993. The allowances for losses also represented 220% of non-accrual loans at March 31, 1994. Management of the Corporation and the Banks believe that the allowances for losses are sufficient based upon their current evaluations.

Foreclosed Properties and Repossessed Assets:

      Foreclosed properties and other repossessed assets are summarized, for the dates indicated, as follows:

                                                      March 31,       December 31,
                                                       1994               1993
                                                           (In thousands)

Foreclosed real estate properties                     $ 7,433            $ 8,040
Manufactured housing owned                                223                115
Consumer and other repossessed assets                      50                 48
                                                        7,706              8,203
Less allowances for losses                             (1,386)            (1,386)
                                                      $ 6,320            $ 6,817

      Foreclosed properties, net of allowances for losses, decreased $500,000 to $6.3 million at March 31, 1994 from $6.8 million at December 31, 1993 due to the sale of a large foreclosed commercial real estate property in 1994 (see below).

      A summary of the activity in allowances for losses on foreclosed properties, for the three months ended March 31, 1994 and 1993, is presented below.

                                                       Three Months Ended
                                                           March 31,
                                                        1994        1993
                                                          (In thousands)

Allowances at beginning of period                      $1,386      $  552
Provisions                                                225       1,137
Charge-offs                                              (225)       (175)
Allowances at end of period                            $1,386      $1,514


       A list of the larger commercial real estate properties (having a carrying amount of $500,000 or greater) included in foreclosed properties, for the dates indicated, is presented below. These properties are carried at the lower of cost or fair value.


                                                  Carrying Value At
Property                                       March 31,       December 31,
  Type           Property Location               1994            1993
                                                    (In thousands)

Office           Madison, Wisconsin           $ 1,500            $ 1,500
Retail           Milwaukee, Wisconsin           1,089              1,089
Office           Phoenix, Arizona                  --                700


      The Arizona property was sold in 1994 and financed by First
Financial at market terms.

      All of the above foreclosed real estate properties and repossessed assets have been considered by management in its evaluation of the adequacy of allowances for losses.


Classified Assets, Including Non-Performing Assets:

      For regulatory purposes, the Banks utilize a comprehensive classification system for thrift institution problem assets.
This classification system requires that problem assets be classified as "substandard", "doubtful" or "loss," depending upon certain characteristics of the particular asset or group of assets as defined by supervisory regulations.

      An asset is classified "substandard" if management believes it contains defined characteristics relating to borrower net worth, paying capacity or value of collateral which indicate that some loss is distinctly possible if noted deficiencies are not corrected. "Doubtful" assets have the same characteristics present in substandard assets but to a more serious degree, to the belief of management, such that it is improbable that the asset could be collected or liquidated in full. "Loss" assets are deemed to be uncollectible or of such minimal value that their continuance as assets without being specifically reserved is not warranted. Substandard and doubtful classifications require the establishment of prudent general allowance for loss amounts while loss assets, to the extent that such assets are classified as a "loss", require a 100% specific allowance or that the asset be charged off.

      In general, classified assets include non-performing assets plus other loans and assets, including contingent liabilities (see Note D), meeting the criteria for classification. Non-performing assets include loans or assets i) which were previously loans which are not performing to a serious degree under the contractual terms of the original notes, or ii) for which known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with current contractual terms. This non-performing characteristic impacts directly upon the interest income normally expected from such assets. Specifically included are the loans held on a non-accrual basis, real estate judgments subject to redemption and foreclosed properties for which one of the Banks has obtained title.

      Classified assets, including non-performing assets, for the Banks, categorized by type of asset are set forth in the following table:

                                                 March 31,      December 31,
                                                    1994             1993
                                                         (In thousands)
Classified assets:
  Non-performing assets:
    Non-accrual loans                              $10,915         $ 8,240
    Non-accrual MBSs                                21,199              --
    Foreclosed properties and other
      repossessed assets                             6,320           6,817
        Total Non-Performing Assets                 38,434          15,057

  Less non-accrual MBSs included above but
    not adversely classified for regulatory
    purposes                                       (21,199)             --
  Add back general valuation allowances
    netted against foreclosed properties
    above                                            1,386           1,386
  Adjustment for non-performing residential
    loans not classified due to low
    loan-to-appraisal value                         (1,141)           (707)
  Additional classified performing loans:
    Residential real estate                          2,873           1,919
    Commercial real estate                           9,960           9,747
    Consumer and other                                 596             241
  Other adversely classified assets                    718             757
        Total Classified Assets                    $31,627         $28,400


       During the three months ended March 31, 1994, classified assets increased $3.2 million to $31.6 million from $28.4 million at December 31, 1993 primarily as a result of the $2.7 million increase in non-accrual loans. As a percentage of total assets, classified assets increased from 0.60% at year-end 1993 to 0.65% at March 31, 1994.

       The increase in non-accrual loans and the $500,000 decrease in foreclosed properties during the first three months of 1994 have been discussed above (see "Non-Accrual Loans" and "Foreclosed Properties").

       The non-accrual MBSs of $21.2 million listed above (see "Non-Accrual MBSs") in non-performing assets have been included in a "special mention" category and have been excluded in determining adversely classified assets. As noted above, management does not believe that any material losses will be realized in connection with these MBSs based upon discounted cash flow analyses performed relative to these securities.

       Performing commercial real estate mortgage loans (in excess of $1.0 million) included in classified assets, due to the possible adverse effects of identifiable future events, are noted on the following page at the dates indicated.

                                                    Loan Amount Classified
Property Type Of    Property                    March 31,            December 31,
Loan Collateral     Location                       1994                  1993
                                                       (In thousands)

Office/Land        Sheboygan, Wisconsin        $ 3,661                 $3,670
Motels             Various-Tennessee             2,560 (a)              2,600 (a)
Office             Independence, Missouri           --                  1,091 (b)

(a) Represents a 20% interest in loans, aggregating $12.3 million, for which First Financial is the lead lender.

(b) Represents loan to finance the 1993 sale of a former foreclosed real estate property. The loan had been classified pending future performance by the borrower.

       Other assets adversely classified remained relatively unchanged during the first three months of 1994.

       All adversely classified assets and "special mention" assets at March 31, 1994, have been considered by management in its evaluation of the adequacy of allowances for losses.

Deposits and Other Liabilities:

       Deposits, excluding the $114.1 million resulting from the NorthLand acquisition, decreased $6.8 million during the three months ended March 31, 1994. Although interest rates rose during 1994, the weighted average cost of deposits of 4.06% at March 31, 1994 was the same as reported at December 31, 1993 due to the repricing of higher rate certificates of deposit renewing during the first quarter of 1994.

       Advance payments by borrowers for taxes and insurance, excluding $500,000 of such liabilities assumed in the NorthLand acquisition, increased by $15.7 million during the first three months of 1994 as a result of the normal cumulative monthly deposits made by borrowers less interim payments of taxes and insurance premiums.

Borrowings:

       At March 31, 1994, the Corporation's consolidated borrowings decreased to $380.5 million at March 31, 1994 from $438.6 million at December 31, 1993. The decrease in borrowings is primarily attributable to the net effect of (i) $750,000 of borrowings assumed by the Corporation when it acquired NorthLand, offset by (ii) repayments of $10.0 million in longer-term FHLB advances and (iii) a net reduction of $49.0 million in shorter-term FHLB advances in 1994.


Stockholders' Equity:

       Stockholders' equity at March 31, 1994 was $254.2 million, or 5.23% of total assets, as compared to $234.7 million, or 4.92% of total assets, at December 31, 1993. The major changes in stockholders' equity included i) net income of $12.3 million earned during the first three months of 1994, ii) cash dividend payments to stockholders of $2.5 million, iii) $11.4 million additional equity realized in the NorthLand acquisition, which was accounted for as a pooling-of-interests, and iv) a decrease of $2.0 million in unrealized gains on securities available for sale. See Note B to the unaudited consolidated financial statements for a discussion of the accounting treatment of this acquisition. Stockholders' equity per share increased from $9.95 per share at year-end 1993 to $10.33 per share at March 31, 1994.

Regulatory Capital:

       As set forth in Note F to the unaudited consolidated financial statements, both First Financial and Port exceed all fully phased-in regulatory capital requirements mandated by the OTS. The Banks have been classified as "well capitalized" institutions by the Federal Deposit Insurance Corporation (FDIC) under applicable insurance of accounts regulations.

Loan Originations:

       A comparison of loan originations for the first three months of 1994 and 1993, including loans originated for sale (but excluding MBSs), follows:

                                           Three Months Ended March 31,
                                       1994         Percent     1993      Percent
                                               (Dollars in thousands)

Loan Type
 Mortgage:
  One- to four-family                $  208,958      71.6%    $116,265      51.0%
  Multi-family                           10,123       3.5       15,667       6.9
  Commercial/non-residential              5,677       1.9        1,278       0.6
  Refinanced one- to four-
    family loans previously
    sold and serviced for others             52        --       59,325      26.0
                                        224,810      77.0      192,535      84.5

 Consumer                                54,025      18.5       21,251       9.3
 Student                                  4,856       1.7        6,643       2.9
 Home equity-net                          3,256       1.1        4,743       2.1
 Manufactured housing                     3,449       1.2        2,715       1.2
 Commercial business                      1,030       0.3           --        --
 Refinanced manufactured
  housing loans previously
  sold and serviced for others              475       0.2           --        --
 Credit cards-net                            --        --           --        --
    Total loans originated              291,901     100.0%     227,887     100.0%

Decrease in undisbursed loan
     proceeds                             3,405                  9,975
    Total loans disbursed            $  295,306               $237,862

      Total loan originations increased to $291.9 million for the first three months of 1994 from $227.9 million for the same period in 1993. The 1994 increase of $64.0 million was primarily attributable to a $32.3 million increase in mortgage loan originations and a $32.7 million increase in consumer lending.

      One- to four-family mortgage loan originations and refinancings increased $33.4 million to $209.0 million for the first three months of 1994 as compared to $175.6 million for the same period in 1993 as i) the momentum of mortgage loan refinancings carried into 1994 and also, ii) the Illinois regions of First Financial continue to provide increased levels of lending. At March 31, 1994, one- to four-family mortgage loan applications in process and commitments totaled $68.1 million and $44.0 million as compared to $84.2 million and $50.0 million at December 31, 1993. The decrease in applications and commitments reflects the rise in interest rates in 1994 as borrower demand for refinancings has slowed down.

      Originations of multi-family residential mortgage loans were $5.5 million under the 1993 level. Commercial real estate loan originations remained at relatively low levels again in 1994 due to regional market conditions.

      Consumer loan originations increased $32.7 million to $54.0 million in the first three months of 1994 primarily due to the continued success of a second mortgage product and the expansion of Illinois markets after the 1993 acquisitions. Student loan and manufactured housing loan originations remained in line with 1993 production levels.

      Home equity loan balances increased $3.3 million for the first three months of 1994 to $196.5 million as customer usage of this product continues to grow.

      Credit card loans decreased $10.0 million in the first quarter of 1994. This net decrease is included in loan repayments in the Corporation's consolidated statement of cash flows. Credit card balances traditionally decrease in the first part of the year due to normal seasonal reductions of consumer demand for such loans after calendar year-end. Credit card loan balances totaled $199.4 million at March 31, 1994 compared to $209.4 million at the end of 1993 and $172.3 million at March 31, 1993, reflecting continued growth in this portfolio excluding the seasonal downturn.

Asset/Liability Management:

      The objective of the Banks' asset/liability policy is to manage interest rate risk so as to maximize net interest income over time in changing interest-rate environments. To this end, management believes that strategies for managing interest-rate risk must be responsive to changes in the interest-rate environment and must recognize and accommodate the market demands for particular types of deposit and loan products.

      Interest-bearing assets and liabilities can be analyzed by measuring the magnitude by which such assets and liabilities are interest-rate sensitive and by monitoring an institution's interest-rate sensitivity "gap". An asset or liability is determined to be interest-rate sensitive within a specific time frame if it matures or reprices within that time period. An interest-rate sensitivity "gap" is defined as the difference between the amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-costing liabilities anticipated to mature or reprice within the same time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities that mature or reprice within a given time frame. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets that mature or reprice within a specified time period.

      The table on page 21 sets forth the combined estimated maturity/repricing structure of the Corporation's consolidated interest-earning assets (including net items) and interest-costing liabilities at March 31, 1994. Assumptions regarding prepayment and withdrawal rates are based upon the Banks' historical experience, and management believes such assumptions are reasonable. The table does not necessarily indicate the impact of general interest rate movements on the Banks' net interest income because repricing of certain categories of assets and liabilities through, for example, prepayments of loans and withdrawals of deposits, is beyond the Banks' control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the data in the table.

      The Corporation's consolidated positive one-year interest-rate sensitivity gap at March 31, 1994 was $300.8 million or 6.18% of total assets. The one-year positive gap increased $10.0 million from the December 31, 1993 positive gap of $290.8 million or 6.09% of total assets at that date.

      The Corporation's consolidated one-year positive gap position of 6.18% at March 31, 1994 falls within management's current operating range of a 10% positive gap position to a 10% negative gap position. In view of the current interest-rate environment and the related impact on customer behavior, management believes that it is extremely important to weigh and balance the effect of asset/liability management decisions in the short-term in its efforts to maintain net interest margins and acceptable future profitability. As such, management believes that it has been able to achieve a consistent net interest margin while still meeting its asset/liability management objectives.

      In this regard, the Banks also measure and evaluate interest rate risk via a separate methodology. The net market value of interest-sensitive assets and liabilities is determined by measuring the net present value of future cash flows under varying interest rate scenarios in which interest rates would theoretically increase or decrease up to 400 basis points on a sudden and prolonged basis. This theoretical analysis at March 31, 1994 indicates that the Banks' current financial position should adequately protect the Banks, and thus the Corporation, from the effects of rapid rate changes. The OTS has issued a final regulation that calls for further regulatory capital requirements based upon this market value methodology effective September 30, 1994. See Note F to the unaudited consolidated financial statements. Management of the Corporation anticipates that current asset/liability management practices should place the Banks in compliance with this regulation and that further capital will not be required as a result thereof.

FIRST FINANCIAL CORPORATION CONSOLIDATED GAP ANALYSIS AT MARCH 31, 1994

                                                 Greater     Greater       Greater      Greater
                                                Than One    Than Three    Than Five     Than Ten  Greater
                                     Under       Through     Through       Through      Through    Than
                                   One Year    Three Years  Five Years    Ten Years     20 Years  20 Years     Total
                                                                    (Dollars in thousands)

Rate-sensitive assets:
  Investments and interest-
    earning deposits (a)(b)       $   97,406   $   82,248   $    5,774    $      589   $ 32,791   $     --   $  218,808
  Mortgage-related securities (b)  1,306,044       72,456       14,585             8         28         --    1,393,121
  Mortgage loans (c)(d):
    Fixed-rate                       240,004      387,725      331,083       545,484      5,012        177    1,509,485
    Adjustable-rate                  418,504      193,972        2,959            50         --         --      615,485
  Other loans                        649,789      163,172       62,705        35,694         53         --      911,413
                                   2,711,747      899,573      417,106       581,825     37,884        177    4,648,312

Rate-sensitive liabilities:
  Deposits (e)(f)                  2,168,193    1,248,068      356,631       234,401    130,531     46,249    4,184,073
  Borrowings (g)                     242,783       74,114        1,849        59,513         --      2,231      380,490
                                   2,410,976    1,322,182      358,480       293,914    130,531     48,480    4,564,563


GAP (repricing difference)        $  300,771   $ (422,609)  $   58,626    $  287,911   $(92,647)  $(48,303)  $   83,749


Cumulative GAP                    $  300,771   $ (121,838)  $  (63,212)   $  224,699   $132,052   $ 83,749


Cumulative GAP/Total assets             6.18%       (2.51)%      (1.30)%        4.62%      2.72%      1.72%

(a) Investments are adjusted to include FHLB stock and other items totaling $32.7 million as investments in the
    "Greater Than Ten Through 20 Years" category.

(b) Investment and mortgage-related securities are presented at carrying value, including net unrealized gain or loss on available-for-sale securities.

(c) Based upon 1) contractual maturity, 2) repricing date, if applicable, 3) scheduled repayments of principal and 4) projected prepayments of principal based upon the Corporation's historical experience as modified for current market conditions.

(d) Includes loans held for sale.

(e) Deposits include $30.0 million of tax and insurance accounts and exclude accrued interest on deposits of $3.7 million.

(f) The Corporation has assumed that its passbook savings, NOW accounts and money market accounts would have projected annual withdrawal rates, based upon the Corporation's historical experience, of 26%, 34% and 42%, respectively.

(g) Collateralized mortgage obligations totaling $4.5 million are included in the "Greater Than Five Through
    Ten Years" category.
/TABLE

                                    COMPARISON OF THE
                       UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1994 AND 1993


Selected Income Statement Information:

       Net income of $12.3 million for the first quarter of 1994 was up $2.8 million, or a 29.5% increase, from the $9.5 million reported for the first quarter of 1993. Momentum from low interest rates in 1993 and the 1993 acquisitions were the major factors contributing to the improved 1994 results. The annualized returns on average assets and average stockholders' equity increased to 1.01% and 19.55%, respectively, for the first quarter of 1994 as compared to 0.86% and 19.24%, respectively, for the same period in 1993. Primary and fully diluted earnings per share increased to $0.49 per share for the first quarter of 1994 from $0.40 per share in 1993.

Net Interest Income:

       Net interest income increased $3.9 million to $38.9 million during the first quarter of 1994 from $35.0 million for the first quarter of 1993. The net interest margin of 3.30% for the first quarter of 1994 was the same as reported during the first quarter of 1993. Interest income and interest expense increased $500,000 and $3.3 million, respectively, for the first quarter of 1994 as compared to 1993. The average balances of interest-earning assets and interest-bearing liabilities increased from $4.244 billion and $4.194 billion, respectively, in 1993 to $4.646 billion and $4.542 billion in 1994, respectively. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 102.29% for the first quarter of 1994 as compared to 101.21% for the 1993 quarter. The 1994 increases in average balances are primarily due to the Citizens and NorthLand acquisitions. The increase in average interest-earning assets, as well as the improved earning-asset ratio noted above, was complemented by a slightly greater decrease in the average cost of interest-bearing liabilities (4.77% in 1993 versus 4.11% in 1994) than in the average yield on interest-earning assets (7.95% in 1993 versus 7.31% in 1994). As discussed in the "Non-accrual MBS" section, two MBSs were placed on non-accrual status during the first quarter of 1994. As a result of this action, interest income and net interest income were reduced by approximately $700,000 upon the reversal of interest accruals relating to these securities. Future earnings will be negatively affected by approximately $400,000 per quarter, or approximately 0.03% of earning assets, until payments on these securities resume.

Interest Spread:

       The table on the following page sets forth the weighted average yield earned on the Corporation's consolidated loan and investment portfolios, the weighted average interest rate paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the three months ended March 31, 1994 and 1993. A comparison of similar data as of March 31, 1994 and 1993 is also shown. Balances of interest-sensitive assets and liabilities arising from the Citizens acquisition are included from the date of acquisition and the balances relating to the NorthLand acquisition are included from January 1, 1994. See Note B to the unaudited financial statements for further discussion of these acquisitions.

                                    For the
                               Three Months Ended               At
                                    March 31,                 March 31,
                                1994         1993         1994          1993

Weighted average yield on
  interest-earning assets        7.31%       7.95%         7.35%       7.91%

Weighted average rate paid
  on deposit accounts and
  borrowings                     4.11        4.77          4.14        4.62

Interest spread                  3.20%       3.18%         3.21%       3.29%

Net interest margin (net
  interest income divided
  by earning assets)             3.30%       3.30%         3.30%       3.37%


     The interest spread increased slightly to 3.20% for the three months ended March 31, 1994 from 3.18% for the same period in 1993 due to the factors noted above. The interest spread and the net interest margin were 3.21% and 3.30%, respectively, at March 31, 1994 as compared to 3.29% and 3.37%, respectively, at March 31, 1993. Although the net interest margin at March 31, 1994 is somewhat lower than at the end of recent periods due to market factors and the MBS non-accrual situation, the increase in average earning assets should positively impact net interest income during the remainder of 1994 and offset, to some extent, the negative effects of a potential lower net interest margin should rates continue to rise.

Provisions For Losses on Loans:

     Provisions for loan losses decreased $1.4 million to $1.4 million for the first quarter of 1994 as compared to $2.8 million for the 1993 period. The 1994 decrease in provisions for loan losses reflects the lower 1994 charge-off experience as well as a recovery received in the first quarter of 1994, relating to the settlement of a lawsuit brought by the Corporation regarding purchased mortgage loans acquired in a 1990 acquisition.

     The following table summarizes the Corporation's net charge-off experience by category for the quarters ended March 31, 1994 and 1993.

                                         For The Quarters Ended March 31,
                                             1994                    1993
                                            Net                      Net
                                         Charge-offs             Charge-offs
                                         (Recoveries)            (Recoveries)
Loan Type                                     (Dollars in thousands)

Credit cards                               $1,427                   $1,236
Manufactured housing                          369                      675
Residential real estate                      (341)                     157
Consumer and other                             44                      106
Commercial real estate                         --                       --
Commercial business                            --                       --
                                           $1,499                   $2,174

Net charge-offs as a
  percent of average loans
  outstanding (annualized)                    .20%                     .34%


      The OTS and the FDIC, as an integral part of their supervisory examination process, periodically review the Banks' allowances for losses. These agencies may require the Banks to recognize additions to the allowances based upon their judgment of information available to them at the time of their examination. The regularly scheduled 1993 supervisory examinations of the Banks were completed in the fourth quarter of 1993 and no material corrective actions were required.

      Management of the Corporation and the Banks believe that the current level of provisions for losses are sufficient based upon its allowance criteria. See "Allowances for Loan Losses" for further discussion.

Non-Interest Income:

      Non-interest income increased $1.0 million to $9.7 million for the first quarter of 1994 compared to $8.7 million for the same period in 1993 as the net result of several significant factors. Deposit fee income increased $100,000 in 1994 as compared to 1993 due to increased levels of transaction-related accounts acquired in the recent acquisitions. Insurance and brokerage sales commissions increased $200,000 as First Financial's insurance agency subsidiary continues to perform well. The major increase in non-interest income in 1994 relates to gains of $1.1 million on the sale of fixed-rate securities available for sale as the Corporation acted to protect the value of that portfolio as interest rates rose during 1994. Gains realized from the sale of long-term fixed-rate mortgage loans in the secondary mortgage market decreased $800,000 to $400,000 in 1994, including a writedown of $250,000 representing a lower of cost or market adjustment relative to the mortgage loans held-for-sale portfolio at March 31, 1994. The Banks sell long-term, fixed-rate mortgage loans in the normal course of interest-rate risk management. Gains or losses realized from the sale of mortgage loans held for sale can fluctuate significantly from period to period depending upon the volatility of interest rates and the volume of loan originations. Thus, results of sales in any one period may not be indicative of future results. As a result of the recent rise in interest rates, management believes it is unlikely that gains on sales of loans for the remainder of 1994 will be at levels reported in 1993.

Non-Interest Expense:

      Non-interest expenses increased approximately $1.8 million for the quarter ended March 31, 1994 as compared to 1993. The higher level of non-interest expenses reflects inherent increases in the expanded scope of operations as a result of the 1993 and
1994 acquisitions.   The major categories of non-interest expense
affected by acquisitions are compensation, occupancy, federal deposit insurance and amortization of intangible assets.

      Federal deposit insurance expense increased $1.0 million in the first quarter of 1994 as compared to 1993 due in part to the increase in insured deposits as a result of the recent acquisitions. However, also affecting this comparison was a reduction in the level of premiums assessed to the Banks in 1993 as the FDIC allowed a one-time premium reduction (approximately $1.5 million) representing the Banks' previously unutilized credits, from the dissolved Secondary Reserve of the Federal Savings and Loan Insurance Corporation. The Banks' credits in the Secondary Reserve had been written-off in 1987 due to the uncertainty of recoverability. In addition, each of the Banks qualifies for the lowest FDIC assessment rate and management of the Corporation believes that the Banks will continue to qualify for the lowest FDIC assessment rate, thus enabling the Banks to keep deposit insurance expense under control. The Banks, however, do not have control over potential future rate increases by the FDIC.

      The increase of $300,000 in loan expenses for the three months ended March 31, 1994 represent the impact of higher 1994 mortgage loan production as well as the cost of an ongoing program to attract new credit card accounts through affinity groups.

      The net cost of operations of foreclosed properties decreased $800,000 for the three months of 1994 as compared to 1993 when a higher level of writedowns was experienced relative to foreclosed commercial real estate properties.

      Non-interest expenses decreased as a percentage of average assets to 2.26% for the first quarter of 1994 as compared to 2.31% for the first quarter of 1993 due to the increased asset level of the Corporation resulting from acquisitions. The improvement in this ratio is reflective of the effectiveness of the consolidation of operations after the acquisitions in 1993 and 1994 as well as ongoing expense control measures.

      Controllable non-interest expenses, which exclude the amortization of intangible assets and the net cost of operations of foreclosed properties, remained stable at 2.12% of average assets for the three months ended March 31, 1994 as compared to 2.11% for the same period in 1993. In addition, the Corporation's efficiency ratio (which represents the ratio of controllable expenses to net interest income plus recurring non-interest income) improved to 54.71% for the quarter ended March 31, 1994 as compared to 55.37% for the same period in 1993.

Income Taxes:

      Income tax expense increased $1.9 million for the first quarter of 1994 as compared to the same period in 1993 primarily due to the increase in pre-tax income in 1994. As a percent of pre-tax income, the effective income tax rate increased slightly from 37.1% for the first quarter of 1993 to 38.0% in 1994. The increase in the effective income tax rate primarily relates to 1993 legislation increasing the federal tax rate from 34% to 35% for taxable income in excess of $10.0 million.

                               PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

      a.     Exhibits:


      Exhibit 11 - Computation of Earnings Per Share.

      b.     Reports on Form 8-K.


      On January 19, 1994, the Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission
      (SEC) reporting that the Corporation had released earnings as well as other related financial and operating data for the quarter and the year ended December 31, 1993.

      On March 11, 1994, the Registrant filed a Current Report on Form 8-K with the SEC announcing that the Corporation completed the acquisition of NorthLand. See Note B to the unaudited consolidated financial statements for further details.

                                       SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FIRST FINANCIAL CORPORATION


Date: May 9, 1994                            ---------------------------
                                             John C. Seramur, President
                                             (Chief Executive Officer) and
                                                Director




Date: May 9, 1994                            ---------------------------
                                              Thomas H. Neuschaefer
                                              Treasurer