Form 10-Q
period 1994-06-30
FIRST FINANCIAL CORP /WI/
filed 1994-08-12
CIK 735553

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1994
                               -------------------------------

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

                         Commission File Number 0-11889

                          FIRST FINANCIAL CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Wisconsin                                              39-1471963
- - -------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                1305 Main Street, Stevens Point, Wisconsin 54481
                ------------------------------------------------
                    (Address of principal executive office)

                                 (715) 341-0400
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

- - ---------------------------------------------------------------------------
(Former name, address and former fiscal year, if changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----    ----

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, par value $1.00 per share            24,653,127 Shares

                   Class                           Outstanding at July 31, 1994

                          FIRST FINANCIAL CORPORATION

                                Form 10-Q Index



Part I -        Financial Information

             Consolidated Balance Sheets as of June 30,
                1994 (Unaudited) and December 31, 1993

             Unaudited Consolidated Statements of Income for
                the Three Months and Six Months Ended June 30,
                1994 and 1993

             Unaudited Consolidated Statement of Stockholders'
                Equity for the Six Months Ended June 30, 1994

             Unaudited Consolidated Statements of Cash Flows
                for the Six Months Ended June 30, 1994 and
                1993

             Notes to Unaudited Consolidated Financial Statements

             Management's Discussion and Analysis:
                Comparison of the Consolidated Balance Sheets
                at June 30, 1994 (Unaudited) and December 31,
                1993

                Comparison of the Unaudited Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 1994 and 1993


Part II -       Other Information

             Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibits

                          FIRST FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                     ASSETS

                                                              June 30,
                                                                1994              December 31,
                                                             (Unaudited)              1993
                                                            ------------         -------------
                                                                      (In thousands)
Cash                                                        $   82,852            $   63,241
Federal funds sold                                               8,097                21,873
Interest-earning deposits                                        3,370                25,768
    Cash and cash equivalents                                   94,319               110,882

Securities available for sale (at fair value):
    Investment securities                                        6,642                84,487
    Mortgage-related securities                                226,072               178,362
Securities held to maturity:
    Investment securities (fair value of
     $127,779,000--1994 and $143,448,000
     --1993)                                                   131,102               143,568
    Mortgage-related securities (fair
     value of $1,280,405,000--1994
     and $1,160,230,000--1993)                               1,292,315             1,147,891
Loans receivable:
    Held for sale                                               12,186                73,919
    Held for investment                                      3,050,792             2,848,585
Foreclosed properties and
    repossessed assets                                           5,563                 6,817
Real estate held for investment or
    sale                                                        16,688                16,810
Office properties and equipment                                 49,432                50,120
Intangible assets, less accumulated
    amortization                                                29,403                31,392
Other assets                                                    93,288                81,800
                                                            $5,007,802            $4,774,633

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                    $4,115,079            $4,050,520
Borrowings                                                     556,376               438,598
Advance payments by borrowers for
    taxes and insurance                                         44,406                13,805
Other liabilities                                               33,555                37,025
       Total liabilities                                     4,749,416             4,539,948

Stockholders' equity:
  Serial preferred stock, $1 par value,
     3,000,000 shares authorized; none
    outstanding
  Common stock, $1 par value, 75,000,000
     shares authorized; shares issued and
     outstanding: 24,636,627--1994;
     23,586,827--1993                                           24,637                23,587
  Additional paid-in capital                                    31,611                27,340
  Net unrealized holding gain (loss) on
    securities available for sale                                 (340)                2,701
  Retained earnings (substantially
     restricted)                                               202,478               181,057
       Total stockholders' equity                              258,386               234,685
                                                            $5,007,802            $4,774,633

See notes to unaudited consolidated financial statements.

                          FIRST FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                          June 30,
                                                           -------------------               ------------------
                                                           1994           1993               1994          1993
                                                           ----           ----               ----          ----
                                                                           (In thousands, except
                                                                             per share amounts)
Interest income:
  Mortgage loans                                        $ 40,257       $ 40,486            $ 80,472       $ 78,789
  Other loans                                             23,588         19,496              46,460         39,044
  Mortgage-related securities                             21,162         22,720              39,715         46,329
  Investments                                              2,630          2,307               5,904          5,231
    Total interest income                                 87,637         85,009             172,551        169,393
Interest expense:
  Deposits                                                40,908         41,388              82,079         85,964
  Borrowings                                               6,231          5,618              11,062         10,380
    Total interest expense                                47,139         47,006              93,141         96,344
    Net interest income                                   40,498         38,003              79,410         73,049
Provision for losses on loans                              1,836          2,800               3,216          5,644
                                                          38,662         35,203              76,194         67,405
Non-interest income:
  Loan fees and service charges                            2,154          2,085               4,164          4,015
  Insurance and brokerage sales
    commissions                                            1,714          1,629               3,557          3,344
  Deposit account service fees                             1,997          1,895               3,837          3,514
  Service fees on loans sold                               1,283          1,594               2,599          3,241
  Net gain on sale of loans                                  999          1,314               1,416          2,479
  Net gain on sale of securities
    available for sale                                       353             --               1,472             --
  Unrealized loss on impairment of
    mortgage-related securities                           (9,000)            --              (9,000)            --
  Other                                                      492            467               1,680          1,059
    Total non-interest income (loss)                          (8)         8,984               9,725         17,652
    Operating income                                      38,654         44,187              85,919         85,057
Non-interest expense:
  Compensation, payroll taxes and
    benefits                                              11,276         11,032              22,988         22,382
  Federal deposit insurance premiums                       2,402          1,424               4,805          2,847
  Occupancy expense                                        1,925          1,863               4,065          3,758
  Data processing                                          1,727          1,827               3,542          4,014
  Loan expenses                                            1,582          1,459               3,019          2,608
  Telephone and postage                                    1,365          1,245               2,774          2,514
  Amortization of intangible assets                        1,344          1,784               2,688          2,939
  Furniture and equipment                                  1,361          1,362               2,668          2,633
  Marketing                                                1,040          1,211               2,082          1,985
  Net cost of operations of foreclosed
    properties                                               166            896                 509          1,959
  Other                                                    2,356          2,554               4,863          4,700
    Total non-interest expense                            26,544         26,657              54,003         52,339
Income before income taxes                                12,110         17,530              31,916         32,718
Income taxes                                               4,581          6,362              12,107         12,001
Net income                                              $  7,529       $ 11,168            $ 19,809       $ 20,717

Earnings per share:
  Primary                                               $   0.30       $   0.47            $   0.78       $   0.87
  Fully diluted                                         $   0.30       $   0.46            $   0.78       $   0.86

Cash dividend per share                                 $   0.10       $  0.075            $   0.20       $   0.15

See notes to unaudited consolidated financial statements.

                          FIRST FINANCIAL CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       For The Period Ended June 30, 1994
                                  (Unaudited)

                                                                            Net
                                                                        Unrealized
                                                         Additional     Securities                     Total
                                               Common     Paid-In       Available      Retained    Stockholders'

BALANCES AT DECEMBER 31, 1993                 $23,587     $27,340        $  2,701      $181,057        $234,685
Net income

Cash dividend ($.20 per share)                                                           (5,001)         (5,001)
Exercise of stock op

Issuance of common stock in
  conjunction with acquisition                    938       3,850                         6,613          11,401
Change in net unreali
  gain (loss) on securities
  available for sale                                                       (3,041)                       (3,041)
BALANCES AT JUNE 30,

See notes to unaudited consolidated financial statements.

                          FIRST FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                           -----------------------
                                                                                           1994               1993
                                                                                           ----               ----
                                                                                               (In thousands)
OPERATING ACTIVITIES

  Net income                                                                           $  19,809          $  20,717
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     (Increase) decrease in accrued interest on loans                                     (1,272)             1,297
     Increase in accrued interest on deposits                                                140                353
     Mortgage loans originated for sale                                                 (149,042)          (190,750)
     Proceeds from sales of loans held for sale                                          248,606            182,012
     Provision for depreciation                                                            3,004              2,668
     Provision for losses on loans                                                         3,216              5,644
     Provision for losses on real estate and other assets                                    225              1,971
     Unrealized loss on impairment of mortgage-related securities                          9,000                 --
     Amortization of cost in excess of net assets of
       acquired businesses                                                                   312                277
     Amortization of core deposit intangibles                                              2,376              2,662
     Amortization of purchased mortgage servicing rights                                     353                416
     Net gain on sales of loans and assets                                                (3,450)            (2,670)
     Other-net                                                                            (9,814)            (4,293)
    Net cash provided by operating activities                                            123,463             20,304

INVESTING ACTIVITIES

  Proceeds from sales of investment securities available for sale                         65,088                 --
  Proceeds from maturities of investment securities held
    to maturity                                                                           30,695             53,247
  Purchases of investment securities held to maturity                                     (1,523)           (40,934)
  Proceeds from sales of mortgage-related securities available
       for sale                                                                          126,107             81,287
  Principal payments received on mortgage-related securities                             173,308            167,104
  Purchases of mortgage-related securities held to maturity                             (486,927)          (138,982)
  Proceeds from sale of finance company receivables                                        6,665                 --
  Principal received on loans receivable                                                 275,488            273,278
  Loans originated for portfolio                                                        (430,514)          (516,905)
  Additions to office properties and equipment                                            (1,159)            (3,458)
  Proceeds from sales of foreclosed properties and
     repossessed assets                                                                    5,234              8,561
  Proceeds from sales of real estate held for investment                                      98                245
  Business acquisitions (net of cash and cash equivalents acquired of
    $4,593,000--1994; $186,350,000--1993):
       Investment securities held to maturity                                             (4,785)           (22,775)
       Mortgage-related securities available for sale                                         --                 --
       Mortgage-related securities held to maturity                                      (16,742)          (226,385)
       Loans receivable                                                                  (96,748)          (316,302)
       Office properties                                                                  (2,387)            (7,452)
       Intangible assets                                                                    (699)            (5,276)
       Deposits and related accrued interest                                             114,297            702,236
       Borrowings                                                                            750             71,897
       Stockholders' equity                                                               11,401                 --
       Other-net                                                                            (494)            (9,593)
    Net cash provided by (used in) investing activities                                 (232,847)            69,793

FINANCING ACTIVITIES

  Net decrease in deposits                                                               (49,878)          (100,692)
  Net increase in advance payments by borrowers for
    taxes and insurance                                                                   30,139             28,842
  Proceeds from borrowings                                                               499,000            475,000
  Repayments of borrowings                                                              (381,972)          (498,083)
  Proceeds from exercise of stock options                                                    533                755
  Payments of cash dividends to stockholders                                              (5,001)            (3,524)
    Net cash provided by (used in) financing activities                                   92,821            (97,702)

Decrease in cash and cash equivalents                                                    (16,563)            (7,605)
Cash and cash equivalents at beginning of period                                         110,882            122,281
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  94,319          $ 114,676

See notes to unaudited consolidated financial statements.

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

      The financial statements reflect adjustments, all of which are of a normal recurring nature, and in the opinion of management, necessary for a fair statement of the results for the interim periods, and are presented on an unaudited basis. The operating results for the first six months of 1994 are not necessarily indicative of the results which may be expected for the entire 1994 fiscal year. The December 31, 1993 balance sheet included herein is derived from the consolidated financial statements included in the Corporation's 1993 Annual Report to Shareholders. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Corporation's 1993 Annual Report to Shareholders.


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

      On February 26, 1994, the Corporation completed the acquisition of NorthLand Bank of Wisconsin, SSB ("NorthLand") of Ashland, Wisconsin. The Corporation issued approximately 938,000 shares of common stock, valued in the aggregate at $14.2 million, at the time of the acquisition. The acquisition of NorthLand has been accounted for as a pooling-of-interests. NorthLand is not material to the balance sheet or operating results of the Corporation; therefore, balances for prior years have not been restated. However, 1994 amounts have been adjusted to reflect the transaction as if it had occurred on January 1, 1994. Upon closing, NorthLand, which was merged into First Financial, had total assets and stockholders' equity of $125.6 million and $11.6 million, respectively.

      Condensed 1993 operating results for NorthLand are on the following page:


                                          Three Months              Six Months
                                             Ended                    Ended
                                         June 30, 1993            June 30, 1993
                                        ---------------          ---------------
                                                    (In thousands)

Net interest income                         $1,539                $3,021
Provision for losses on loans                 (118)                 (210)
Non-interest income                            242                   673
Non-interest expense                        (1,244)               (2,527)
Income taxes                                  (169)                 (386)
Net income                                  $  250                $  571


      On August 20, 1993, First Financial completed the assumption of deposits (approximately $268.0 million) and the purchase of the branch facilities of the four Quincy, Illinois-area branches of Citizens Federal, a Federal Savings Bank (Citizens) of Miami, Florida. The acquisition of Citizens' four Quincy, Illinois-area offices, now operating as branches of First Financial, was accounted for as a purchase.


NOTE C - EARNINGS PER SHARE

      Primary and fully diluted earnings per share for the periods ended June 30, 1994 and 1993 have been determined based on the weighted average number of common shares outstanding during each period and common equivalent shares, using the treasury share method, outstanding at the end of each period. The Corporation's common stock equivalents consist entirely of stock options. See
Exhibit 11 to this Report for a detailed computation of earnings per share.


NOTE D - CONTINGENT LIABILITIES

      The Banks have previously entered into agreements whereby, for an annual fee, certain securities are pledged as secondary collateral in connection with the issuance of industrial development revenue bonds. At June 30, 1994, mortgage-related securities and investment securities with a carrying value of approximately $4.5 million were pledged as collateral for bonds in the aggregate principal amount of $2.8 million. Additional bond issues totaling $7.6 million are supported by letters of credit issued by First Financial, in lieu of specific collateral. At June 30, 1994, each of the outstanding collateral agreements was current with regard to bond debt-service payments.

NOTE E - DIVIDENDS PAID OR DECLARED TO STOCKHOLDERS

      The Board of Directors of the Corporation declared a $0.10 per share quarterly cash dividend for the three month period ended June 30, 1994 to shareholders of record of the common stock on June 15, 1994.


NOTE F - REGULATORY CAPITAL REQUIREMENTS

      Current Office of Thrift Supervision (OTS) regulatory capital requirements for federally-insured thrift institutions include a tangible capital to tangible assets ratio, a core leverage capital to adjusted tangible assets ratio and a risk- based capital measurement based upon assets weighted for their inherent risk. As of June 30, 1994, both First Financial and Port exceeded all OTS capital requirements as displayed below.

                             Required          Actual            Actual
                               OTS        First Financial        Port
                              Ratio            Ratio             Ratio
                             --------     ---------------        -----

Tangible capital              1.50%            5.45%             7.82%
Core leverage capital         3.00             5.86              7.82
Risk-based capital            8.00            13.14             14.92

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

       Under the terms of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the Banks are also further regulated pursuant to the prompt corrective action (PCA) provisions of FDICIA. Under FDICIA, thrift institutions are assigned, based upon regulatory capital ratios and other subjective supervisory criteria, to one of five PCA categories, ranging from "well capitalized" to "critically undercapitalized". Institutions assigned to the three lowest categories are subject to PCA sanctions by the OTS. PCA sanctions include, among other items, restrictions on dividends and capital distributions. Neither Bank is subject to any PCA sanctions.

NOTE G - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                   For The
                                                              Six Months Ended
                                                                   June 30,
                                                             -------------------
                                                             1994           1993
                                                             ----           ----
                                                               (In thousands)

Supplemental disclosure of cash flow information:
  Cash paid or credited to accounts during
     period for:
    Interest on deposits and borrowings                  $ 92,219       $ 95,768
    Income taxes                                           13,881         12,806
  Non-cash investing activities:
    Loans transferred to held for sale
     portfolio                                             36,415         32,304
    Loans receivable transferred to foreclosed
     properties                                             3,746          3,218
    Mortgage-backed securities transferred to
     available-for-sale portfolio                         205,503             --
    Change in net unrealized holding gain (loss)
     on securities available for sale                      (3,041)            --

NOTE H--PENDING ACCOUNTING CHANGE

     In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 114, ("Accounting by Creditors for Impairment of a 0Loan"). SFAS No. 114 is effective for fiscal years beginning after December 15, 1994. Early adoption of the statement is allowed. SFAS No. 114 requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Management does not believe that the adoption of SFAS No. 114 will have a material impact on the Corporation's financial condition or results of operations.


NOTE I--SUBSEQUENT EVENT

     In July, 1994, the Corporation announced its intent to merge Port into First Financial. This merger is subject to regulatory approval, which is expected to be received by the fourth quarter of 1994. Management anticipates that non-interest expense reductions, relating to the consolidation of various support functions, will contribute approximately $0.02 per share to earnings on an annualized basis in 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                 COMPARISON OF THE CONSOLIDATED BALANCE SHEETS
              AT JUNE 30, 1994 (UNAUDITED) WITH DECEMBER 31, 1993


General:

        Total assets increased to $5.01 billion at June 30, 1994 from $4.77 billion at December 31, 1993, primarily because of the NorthLand acquisition completed in 1994. See Note B to the unaudited consolidated financial statements for a discussion of this acquisition. Total loans and deposits increased to $4.58 billion and $4.12 billion at June 30, 1994 from $4.25 billion and $4.05 billion, respectively, at the end of 1993. Stockholders' equity at June 30, 1994 was $258.4 million, up from $234.7 million at year-end 1993.


Liquidity and Capital Resources:

        At June 30, 1994, total consolidated liquidity, consisting of cash, cash equivalents, and investment securities represented 4.63% of the Corporation's total assets compared with 7.10% at December 31, 1993. Each of the Banks are in compliance with requirements relating to minimum levels of liquid assets as defined by OTS regulations. The ongoing management of liquid assets is an integral part of the Corporation's overall asset/liability management program as described below under "Asset/Liability Management." The cash and securities portfolios are among the most flexible assets available for shorter term liability matching. Total consolidated liquidity at June 30, 1994 decreased by $116.3 million as compared to December 31, 1993 liquidity (including the $9.4 million of liquid assets received in connection with the NorthLand acquisition) as a result of the net effect of significant changes in various categories of assets and liabilities during the six-month interim period. Some of the more significant changes in these categories, including liquid assets, can be summarized as follows:

   Consolidated
   Statement Of                     Balance              From                Other             Balance
Financial Condition               December 31,         NorthLand           Increases           June 30,
  Classification                      1993            Acquisition         (Decreases)            1994
                                  ------------        -----------         -----------          --------
                                           (In thousands)
Cash and cash equivalents         $  110,882            $  4,593          $ (21,156)         $   94,319
Securities available for
 sale:
  Investment securities               84,487                  --            (77,845)              6,642
  Mortgage-related
   securities                        178,362                  --             47,710             226,072
Securities held to
 maturity:
  Investment securities              143,568               4,785            (17,251)            131,102
  Mortgage-related
   securities                      1,147,891              16,742            127,682           1,292,315
Loans receivable, in-
  cluding loans held
  for sale                         2,922,504              96,748             43,726           3,062,978
Office properties                     50,120               2,387             (3,075)             49,432
Intangible assets                     31,392                 699             (2,688)             29,403
Deposits                           4,050,520             114,297            (49,738)          4,115,079
Borrowings                           438,598                 750            117,028             556,376
Advance payments by
  borrowers for taxes
  and insurance                       13,805                 462             30,139              44,406
Stockholders' equity                 234,685              11,401             12,300             258,386

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

      On an unconsolidated basis, the Corporation had cash of $6.8 million and subordinated debt of $55.0 million at June 30, 1994. The principal ongoing sources of funds for the Corporation are dividends from the Banks. Applicable rules and regulations of the OTS impose limitations on capital distributions by savings institutions such as the Banks. Savings institutions such as the Banks which have capital in excess of all fully phased-in capital requirements before and after a proposed capital distribution are permitted, after giving prior notice to the OTS, to make capital distributions during a calendar year up to the greater of (i) 100% of net income to date during the calendar year, plus the amount that would reduce by 1/2 its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent fourth-quarter period.

Loans and Mortgage-Related Securities:

      Total loans, including loans held for sale and mortgage-related securities
(MBSs), increased $332.6 million from $4.25 billion at December 31, 1993 to $4.58 billion at June 30, 1994. Total loans are summarized below as of the dates indicated.

                                                   June 30,          December 31,        Increase
                                                    1994                 1993           (Decrease)
                                                  ---------         -------------       ----------
                                                                    (In thousands)
Real estate loans:
   One- to four-family                           $1,840,480            $1,797,990       $  42,490
   Multi-family                                     188,818               188,558             260
   Commercial and non-residential                   110,506                94,789          15,717
      Total real estate loans                     2,139,804             2,081,337          58,467

Other loans:
   Consumer                                         225,034               153,574          71,460
   Home equity                                      212,342               193,291          19,051
   Credit cards                                     187,630               209,414         (21,784)
   Education                                        174,862               167,385           7,477
   Manufactured housing                             158,993               165,017          (6,024)
   Business                                          20,750                   111          20,639

Less net items to loans receivable                  (56,437)              (47,625)         (8,812)

Total loans (including loans held
   for sale)                                      3,062,978             2,922,504         140,474

MBSs                                              1,518,387             1,326,253         192,134

Total loans and MBSs                             $4,581,365            $4,248,757       $ 332,608

        The major components of the increase in total loans during the six months of 1994 were a $192.1 million increase in MBSs, a $58.5 million increase in mortgage loans, a $71.4 million increase in consumer loans and a $20.6 million increase in commercial business loans.

        The increase in residential mortgage loans receivable at June 30, 1994 was primarily attributable to the NorthLand acquisition as the Banks' mortgage loan originations were substantially offset by sales and repayments.

        Consumer loans increased $71.4 million in 1994 primarily due to the NorthLand acquisition as well as continuing success in marketing a second mortgage product. Home equity loans have increased $19.0 million in 1994 as customer usage of this product has continued to grow. Credit card loans decreased $21.8 million in 1994 reflecting a seasonal decline in this portfolio as well as the sale of $13.0 million of credit card loans relating to a discontinued California-based affinity group relationship. Manufactured housing loan balances decreased $6.0 million as the Corporation continues to restrict new originations of such loans to the Midwest. The $20.7 million increase in business loans reflects the acquisition of NorthLand's business loan portfolio, which First Financial continues to service.

        Mortgage loans held for sale were $12.2 million at June 30, 1994. Off-balance sheet commitments to extend credit and to sell mortgage loans totaled $33.2 million and $22.3 million, respectively, at June 30, 1994 as compared to $62.3 million and $111.5 million, respectively, at December 31, 1993. During the six months ended June 30, 1994, market interest rates generally increased as compared to interest rate levels at the end of 1993, and continue to fluctuate. The fair value of on-balance sheet mortgage loans held for sale and off-balance sheet commitments to originate and sell mortgage loans can vary substantially depending upon the movement of interest rates. Management utilizes various methods to insulate the Banks from the effects of such interest-rate movements, principally by securing forward commitments to sell loans in the secondary mortgage market. However, there can be no assurance that these means will be totally effective. Future operations may be affected by the above-discussed risk factors. Loan originations resulting from refinancing transactions, and consequently gains on sales of loans, have decreased during this period of rising interest rates.

        After giving effect to the $16.7 million of MBSs acquired in the NorthLand acquisition, the aggregate MBS portfolio increased $175.4 million during the six months ended June 30, 1994 primarily as a result of (i) purchases of $486.9 million of U.S. Government Agency adjustable-rate MBSs, ii) sales of available-for-sale MBSs of $126.1 million, and (iii) repayments of $173.3 million. At the end of the second quarter, the Banks had commitments to purchase U.S. Government Agency adjustable-rate MBSs totaling $41.9 million which will be funded primarily through FHLB advances.

        During the second quarter of 1994, all private-issue adjustable rate MBSs with an ownership position junior to a more senior position (having a carrying value of approximately $205.5 million) were transferred to the available-for-sale portfolio due to deterioration in credit risk or other factors. At June 30, 1994, such junior position private-issue MBSs held in the available-for-sale portfolio had an aggregate carrying $157.5 million with a fair value of $151.3 million. See "Non- Accrual MBSs" for discussion of a $9.0 million writedown recorded in the second quarter relating to two junior position privately issued MBSs.


Loan Delinquencies:

        First Financial and Port monitor the delinquency status of their respective loan portfolios on a constant basis and initiate a borrower contact and additional collection procedures as necessary at an early date. Delinquencies and past due loans are, however, a normal part of the lending function. When the delinquency reaches the status of greater than 90 days, the loans are placed on a non-accrual basis until such time as the delinquency is reduced again to 90 days or less. Non-accrual loans are presented separately in the following section. Loan delinquencies of 90 days or less, for the dates indicated, are summarized in the following chart:

                                                           June 30,           December 31,
                                                             1994                 1993
                                                          ---------           ------------
                                                                 (In thousands)
Loans Delinquent 30-59 Days
  Student loans                                            $ 4,671              $ 4,014
  Residential real estate loans                              5,955                5,844
  Manufactured housing loans                                 2,401                2,999
  Credit card loans                                          2,056                1,988
  Commercial real estate loans                                 988                3,798
  Commercial business                                          465                   --
  Consumer and home equity                                     502                  479
                                                           $17,038              $19,122
Loans Delinquent 60-90 Days
  Student loans                                            $ 4,410              $ 4,159
  Residential real estate loans                              1,075                1,111
  Manufactured housing loans                                   897                1,035
  Credit card loans                                            844                  904
  Commercial real estate loans                                 289                  707
  Commercial business                                           --                   --
  Consumer and home equity                                     124                  128
                                                           $ 7,639              $ 8,044

Total Loans Delinquent 30-90 Days
  Student loans                                            $ 9,081              $ 8,173
  Residential real estate loans                              7,030                6,955
  Manufactured housing loans                                 3,298                4,034
  Credit card loans                                          2,900                2,892
  Commercial real estate loans                               1,277                4,505
  Commercial business                                          465                   --
  Consumer and home equity                                     626                  607
                                                           $24,677              $27,166

      At June 30, 1994, the 30-90 day delinquencies decreased $2.5 million to $24.7 million from $27.2 million at year-end 1993. As a percent of total loans receivable, loan delinquencies decreased from 0.93% at the end of 1993 to 0.81% at June 30, 1994. The $2.5 million decrease, at June 30, 1994, relates to the net effect of i) the return to satisfactory contractual performance of a $3.4 million commercial real estate loan, ii) an increase of $900,000 in delinquent student loans (which are government guaranteed) delinquent 30-90 days, iii) a decrease of $700,000 in manufactured housing loans delinquent 30-90 days and iv) an increase of $500,000 of delinquent commercial business loans. The increase in commercial business loan delinquencies relates to the acquisition of such loans in the NorthLand transaction. All delinquent loans have been considered by management in its evaluation of the adequacy of the allowances for loan losses.

Non-Accrual Loans:

      The Corporation places loans into a non-accrual status when loans are contractually delinquent more than 90 days. If appropriate, loans may be placed into non-accrual status prior to becoming 90 days delinquent based upon management's analysis. Non-accrual loans are summarized, for the dates indicated, on the following page:

                                            June 30,                December 31,
                                              1994                      1993
                                            --------                ------------
                                                     (In thousands)

One- to four-family residential             $ 5,357                   $ 5,005
Multi-family residential                         60                       139
Commercial and other real estate                729                        --
Manufactured housing                            900                     1,063
Credit cards                                  1,834                     1,836
Commercial business                             536                        --
Consumer and other                              333                       197
                                            $ 9,749                   $ 8,240


      Non-accrual loans increased $1.5 million to $9.7 million at June 30, 1994 from $8.2 million at December 31, 1993. As a percentage of net loans receivable, non-accrual loans increased to 0.32% at June 30, 1994 from 0.28% at December 31, 1993. The 1994 increase in non-accrual loans is related to increases of $400,000, $700,000 and $500,000 in the residential mortgage, commercial real estate mortgage and commercial business loan portfolios, respectively. The residential mortgage and commercial business loan increases relate primarily to such loans acquired in the NorthLand acquisition. The commercial real estate mortgage increase relates to a purchased loan on a recreational facility which became more seriously delinquent. Non-accrual loans for the other loan portfolios decreased or remained at the same relative level at June 30, 1994 as compared to the end of 1993. The Banks had no troubled debt restructurings during 1994.

      All loans included in non-accrual status have been considered by management in its review of the adequacy of allowances for loan losses.


Non-Accrual MBSs:

      During the first quarter of 1994, First Financial placed two privately issued junior position adjustable rate mortgage-backed securities, aggregating approximately $21.2 million, on non-accrual status. First Financial has not received full monthly payments due on these securities since late 1993. The payments have been interrupted due to delinquencies and foreclosures in the underlying mortgage portfolio and substantially all of the cash flows are currently directed to owners of the senior position. Further delayed receipt of full monthly principal and interest payments is probable. Both securities are serviced by a California institution under the control of the Resolution Trust Corporation (RTC). First Financial's junior position is senior to several subordinate tranches, currently amounting to approximately 9.3% of the face value of the total portfolios in question, which are designed to absorb first losses in the underlying mortgage portfolio.

      During the second quarter an independent national rating agency downgraded these two securities as well as an unrelated senior position security of the same issuer. The senior position security continues to be a performing asset. Subsequent to this downgrading, a $9.0 million writedown was recorded by First Financial relative to the junior position securities reflecting a permanent impairment of the portfolio. The amount of the writedown was based on information from the rating agency as well as discounted cash flow analyses performed by management (based upon assumptions for delinquency levels, foreclosure rates and recovery ratios in the underlying portfolios). Management believes that this writedown is adequate based upon its evaluations. As discussed in "Loans and Mortgage-Related Securities", all junior position private-issue MBSs (having a carrying value aggregating $205.5 million), including the two securities discussed above, have been transferred to the available-for-sale portfolio in the second quarter of 1994.

      The junior position MBSs transferred to available-for-sale status, excluding the two written-down MBSs discussed above, totaled $184.2 million and had an approximate market value of $184.0 million at the time of transfer. While management does not believe that these latter junior position securities demonstrate any permanent impairment in value, these securities have been transferred to the available-for-sale portfolio reflecting management's intention to divest the Bank of such junior position securities in consideration of the credit deterioration of the two junior position securities discussed above.

      First Financial's portfolio of mortgage-related securities totaled approximately $1.52 billion at June 30, 1994, and except for the three securities which were recently downgraded as noted above, all of First Financial's mortgage-related securities are performing and are i) rated at a minimum of investment grade by at least one nationally recognized independent rating agency, or ii) are government agency backed issues.

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

      A summary of activity in the allowances for loan losses, for the three months and six months ended June 30, 1994 and 1993, follows:

                                                       Three Months Ended            Six Months Ended
                                                             June 30,                     June 30,
                                                       -------------------           ------------------
                                                        1994          1993           1994          1993
                                                       -----          ----           ----          ----
                                                                        (In thousands)
Allowances at beginning of period                     $23,963       $22,622        $23,266       $17,067
From acquired banks                                        --            --            816         4,885
Provisions                                              1,836         2,800          3,216         5,644
Charge-offs                                            (2,254)       (2,974)        (4,418)       (5,465)
Recoveries                                                231           546            896           863
Allowances at end of period                           $23,776       $22,994        $23,776       $22,994

      A discussion of loan loss provisions and charge-offs is presented in "Management's Discussion and Analysis-Comparison of the Unaudited Consolidated Statements of Income for the Three Months and the Six Months Ended June 30, 1994 and 1993." An analysis of allowances, by loan category and percent of loans in each category to total loans receivable, at the dates indicated, follows:

                                              June 30, 1994                       December 31, 1993
                                    ----------------------------------    ---------------------------------
                                                      As Percentage                          As Percentage
                                     Allowance        Of Total Loans       Allowance        Of Total Loans
                                      Amount           In Category          Amount           In Category
                                    -----------      -----------------    -----------      ----------------
Credit cards                         $ 6,367               3.19%          $ 6,502                 3.10%
Residential real estate                5,808                .29             5,877                  .30
Manufactured housing                   4,935               3.04             4,668                 2.83
Commercial and non-resi-
   dential real estate                 3,386               3.30             4,010                 4.23
Consumer                               2,143               1.11             1,728                 1.12
Home equity                              456                .23               429                  .22
Commercial business                      629               3.04                --                   --
Education                                 52                .03                52                  .03
                                     $23,776                .78%          $23,266                  .80%

      The allowances for loan losses were $23.8 million, or 0.78% of loans receivable, at June 30, 1994 compared to $23.3 million, or 0.80%, at December 31, 1993. The allowances for losses represented 244% of non-accrual loans at June 30, 1994 as compared to 282% at the end of 1993. Management of the Corporation and the Banks believe that the allowances for losses are sufficient based upon their current evaluations.

Foreclosed Properties and Repossessed Assets:

      Foreclosed properties and other repossessed assets are summarized, for the dates indicated, as follows:

                                                June 30,           December 31,
                                                 1994                  1993
                                               ---------           ------------
                                                      (In thousands)

Foreclosed real estate properties               $ 6,671              $ 8,040
Manufactured housing owned                          192                  115
Consumer and other repossessed assets                31                   48
                                                  6,894                8,203
Less allowances for losses                       (1,331)              (1,386)
                                                $ 5,563              $ 6,817


      Foreclosed properties, net of allowances for losses, decreased $1.2 million to $5.6 million at June 30, 1994 from $6.8 million at December 31, 1993 due to the sales of two large foreclosed commercial real estate properties in 1994 (see below).

      A summary of the activity in allowances for losses on foreclosed properties, for the three months and six months ended June 30, 1994 and 1993, is presented below.

                                           Three Months Ended          Six Months Ended
                                                June 30,                   June 30,
                                           ------------------          ----------------
                                           1994          1993          1994        1993
                                                           (In thousands)
Allowances at beginning
 of period                                $1,386        $1,514       $1,386       $  552
Provisions                                   100           834          325        1,971
Charge-offs                                 (155)       (1,237)        (380)      (1,412)
Allowances at end of
 period                                   $1,331        $1,111       $1,331       $1,111


        A list of the larger commercial real estate properties (having a carrying amount of $500,000 or greater) included in foreclosed properties, for the dates indicated, is presented below. These properties are carried at the lower of cost or fair value.

                                                      Carrying Value At
                                               --------------------------------
Property                                        June 30,          December 31,
  Type           Property Location               1994                 1993
- - --------        --------------------           ---------         --------------
                                                       (In thousands)

Office          Madison, Wisconsin             $    --             $ 1,500
Retail          Milwaukee, Wisconsin             1,089               1,089
Office          Phoenix, Arizona                    --                 700


      Both the Madison, Wisconsin and Arizona properties were sold in 1994 and financed by First Financial at market terms.

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

      In general, classified assets include non-performing assets plus other loans and assets, including contingent liabilities (see Note D), meeting the criteria for classification. Non- performing assets include loans or assets i) which were previously loans which are not substantially performing under the contractual terms of the original notes, or ii) for which known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with current contractual terms. This non-performing characteristic impacts directly upon the interest income normally expected from such assets. Specifically included are the loans held on a non-accrual basis, real estate judgments subject to redemption and foreclosed properties for which one of the Banks has obtained title.


      Classified assets, including non-performing assets, for the Banks, categorized by type of asset are set forth in the following table:

                                                           June 30,            December 31,
                                                             1994                  1993
                                                           --------            ------------
                                                                  (In thousands)
Classified assets:
  Non-performing assets:
    Non-accrual loans                                      $ 9,749               $ 8,240
    Non-accrual MBSs                                        15,449                    --
    Foreclosed properties and other
      repossessed assets                                     5,563                 6,817
        Total Non-Performing Assets                         30,761                15,057

  Add back general valuation allowances net-
    ted against foreclosed properties
    above                                                    1,331                 1,386
  Adjustment for non-performing residential
    loans not classified due to low
    loan-to-appraisal value                                   (941)                 (707)
  Additional classified performing loans:
    Residential real estate                                  3,083                 1,919
    Commercial real estate                                   8,616                 9,747
    Consumer and other                                         659                   241
  Other adversely classified assets                            406                   757
        Total Classified Assets                            $43,915               $28,400

        During the six months ended June 30, 1994, classified assets increased $15.5 million to $43.9 million from $28.4 million at December 31, 1993 as a result of the $15.4 million increase in non-accrual mortgage-backed securities referred to previously (see "Non-Accrual MBSs"). As a percentage of total assets, classified assets increased from 0.60% at year-end 1993 to 0.88% at June 30, 1994.

        The increase in non-accrual loans and the $1.2 million decrease in foreclosed properties during the first six months of 1994 have been discussed above (see "Non-Accrual Loans" and "Foreclosed Properties").

        The following table sets forth, at the dates indicated, performing commercial real estate mortgage loans (in excess of $1.0 million) included in classified assets, due to the possible adverse effects of identifiable future events.

                                                                Loan Amount Classified
                                                          -----------------------------------
Property Type Of       Property                           June 30,                December 31,
Loan Collateral        Location                             1994                      1993
- - ----------------      ---------------------               --------                -----------
                                                                   (In thousands)
Office/Land           Sheboygan, Wisconsin              $ 3,652                     $3,670
Motels                Various-Tennessee                   2,579 (a)                  2,600 (a)
Office                Independence, Missouri                 --                      1,091 (b)

(a)
      Represents First Financial's 20% interest in loans, aggregating $12.3 million, for which First Financial is also the lead lender.

(b)
      Represents loan to finance the 1993 sale of a former foreclosed real estate property. The loan had been classified pending future performance by the borrower. Since December, 1993, the loan has been performing in accordance with the terms of the loan agreement, and, thus, it was removed from the classified asset list.


        Other assets adversely classified remained relatively unchanged during the first six months of 1994.

        All adversely classified assets at June 30, 1994, have been considered by management in its evaluation of the adequacy of allowances for losses.

Deposits and Other Liabilities:

        Deposits, excluding the $114.3 million resulting from the NorthLand acquisition, decreased $49.7 million during the six months ended June 30, 1994. Although interest rates rose during 1994, the weighted average cost of deposits of 4.02% at June 30, 1994 was slightly lower than the 4.06% reported at December 31, 1993 due to the repricing of higher rate certificates of deposit renewing during 1994.

        Advance payments by borrowers for taxes and insurance, excluding $500,000 of such liabilities assumed in the NorthLand acquisition, increased by $30.1 million during the first six months of 1994 as a result of the normal cumulative monthly deposits made by borrowers less interim payments of taxes and insurance premiums.

Borrowings:

        At June 30, 1994, the Corporation's consolidated borrowings increased to $556.4 million from $438.6 million at December 31, 1993. The increase in borrowings is primarily attributable to i) increases in FHLB advances used to fund loan originations and MBS purchases and ii) $750,000 of borrowings assumed by the Corporation when it acquired NorthLand.


Stockholders' Equity:

        Stockholders' equity at June 30, 1994 was $258.4 million, or 5.16% of total assets, as compared to $234.7 million, or 4.92% of total assets, at December 31, 1993. The major changes in stockholders' equity included i) net income of $19.8 million earned during the first six months of 1994, ii) cash dividend payments to stockholders of $5.0 million, iii) $11.4 million additional equity realized in the NorthLand acquisition, which was accounted for as a pooling-of-interests, and iv) a negative $3.0 million change in the carrying value of securities available for sale. See Note B to the unaudited consolidated financial statements for a discussion of the accounting treatment of the NorthLand acquisition. Stockholders' equity per share increased from $9.95 per share at year-end 1993 to $10.49 per share at June 30, 1994.


Regulatory Capital:

        As set forth in Note F to the unaudited consolidated financial statements, both First Financial and Port exceed all fully phased-in regulatory capital requirements mandated by the OTS. The Banks have been classified as "well capitalized" institutions by the Federal Deposit Insurance Corporation
(FDIC) under applicable insurance of accounts regulations.


Loan Originations:

        A comparison of loan originations for the first six months of 1994 and 1993, including loans originated for sale (but excluding MBSs), is set forth below:

                                                          Six Months Ended June 30,
                                             -------------------------------------------------
                                             1994            Percent       1993        Percent
                                             ----            -------       ----        -------
                                                           (Dollars in thousands)
Loan Type
 Mortgage:
  One- to four-family                      $  364,635         61.9%      $404,668        57.5%
  Multi-family                                 32,604          5.5         47,096         6.7
  Commercial/non-residential                   24,633          4.2          5,930         0.8
  Refinanced one- to four-
    family loans previously
    sold and serviced for others                   52           --        156,044        22.2
                                              421,924         71.6        613,738        87.2

 Consumer                                     120,133         20.4         55,270         7.8
 Student                                       16,785          2.8         10,314         1.5
 Home equity-net                               19,051          3.2         15,740         2.2
 Manufactured housing                           9,195          1.6          8,979         1.3
 Commercial business                            1,846           .3
 Refinanced manufactured
  housing loans previously
  sold and serviced for others                    475           .1             --          --
 Credit cards-net                                  --           --             --          --
    Total loans originated                    589,409        100.0%       704,041       100.0%

 Decrease (increase) in undis-
     bursed loan proceeds                      (9,853)                      3,614
    Total loans disbursed                  $  579,556                    $707,655

      Total loan originations decreased to $589.4 million for the first six months of 1994 from $704.0 million for the same period in 1993. This net 1994 decrease of $114.6 million was primarily attributable to i) a $191.8 million decrease in mortgage loan originations and ii) a $64.8 million increase in consumer lending.

      One- to four-family mortgage loan originations and refinancings decreased $196.0 million to $364.7 million for the first half of 1994 as compared to $560.7 million for the same period in 1993. At June 30, 1994, one- to four-family mortgage loan applications in process and commitments totaled $44.8 million and $30.1 million as compared to $84.2 million and $50.0 million at December 31, 1993. The decrease in originations, refinancings applications and commitments reflects reduced borrower demand as interest rates have risen in 1994.

      Originations of multi-family residential mortgage loans were $14.5 million under the 1993 level, while originations of commercial/non-residential mortgage loans increased by $18.7 million over the 1993 level. This shift from multi-family residential lending to non-residential mortgage lending reflects competitive market forces.

      Consumer loan originations increased $64.8 million to $120.1 million in the first six months of 1994 primarily due to increased volumes in a short-term consumer first mortgage product, increased automobile financing and the availability of additional Wisconsin markets after the NorthLand acquisition.

      Student loan originations increased $6.5 million to $16.8 million during the first six months of 1994 as a result of increased government guaranteed portfolio acquisitions from other lenders and the elimination of borrowing limits on some student loan products.

      Home equity loan balances increased $19.1 million for the first half of 1994 to $212.3 million as customer usage of this product continues to grow.

      Credit card loans decreased $21.8 million in the first six months of 1994 due to i) the above noted sale of $13.0 million of credit card loans and ii) other net decreases in credit card loan balances which are included in loan repayments in the Corporation's consolidated statement of cash flows. Credit card balances traditionally decrease in the first part of the year due to normal seasonal reductions of consumer demand for such loans after calendar year-end. Credit card loan balances totaled $187.6 million at June 30, 1994 compared to $209.4 million at the end of 1993 and $176.8 million at June 30, 1993, reflecting continued growth in this portfolio excluding seasonal factors and despite the sale of the affinity group loans.


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

      The table on page 21 sets forth the combined estimated maturity/repricing structure of the Corporation's consolidated interest-earning assets (including net items) and interest- costing liabilities at June 30, 1994. Assumptions regarding prepayment and withdrawal rates are based upon the Banks' historical experience, and management believes such assumptions are reasonable. The table does not necessarily indicate the impact of general interest rate movements on the Banks' net interest income because repricing of certain categories of assets and liabilities through, for example, prepayments of loans and withdrawals of deposits, is beyond the Banks' control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the data in the table.

      The Corporation's consolidated positive one-year interest-rate sensitivity gap at June 30, 1994 was $122.5 million or 2.45% of total assets. The one-year positive gap decreased $168.3 million from the December 31, 1993 positive gap of $290.8 million or 6.09% of total assets at that date.

      The Corporation's consolidated one-year positive gap position of 2.45% at June 30, 1994 falls within management's current operating range of a 10% positive gap position to a 10% negative gap position. In view of the current interest-rate environment and the related impact on customer behavior, management believes that it is extremely important to weigh and balance the effect of asset/liability management decisions in the short-term in its efforts to maintain net interest margins and acceptable future profitability. As such, management believes that it has been able to achieve a consistent net interest margin while still meeting its asset/liability management objectives.

      In this regard, the Banks also measure and evaluate interest rate risk via a separate methodology. The net market value of interest-sensitive assets and liabilities is determined by measuring the net present value of future cash flows under varying interest rate scenarios in which interest rates would theoretically increase or decrease up to 400 basis points on a sudden and prolonged basis. This theoretical analysis at June 30, 1994 indicates that the Banks' current financial position should adequately protect the Banks, and thus the Corporation, from the effects of rapid rate changes. The OTS has issued a final regulation that calls for further regulatory capital requirements based upon this market value methodology effective September 30, 1994. See Note F to the unaudited consolidated financial statements. Management of the Corporation anticipates that current asset/liability management practices should place the Banks in compliance with this regulation and that further capital will not be required as a result thereof.

FIRST FINANCIAL CORPORATION CONSOLIDATED GAP ANALYSIS AT JUNE 30, 1994

                                                     Greater       Greater       Greater        Greater
                                                     Than One     Than Three    Than Five       Than Ten    Greater
                                        Under        Through       Through       Through        Through       Than
                                      One Year     Three Years    Five Years    Ten Years       20 Years    20 Years        Total
                                     ----------   -------------  ------------  -----------     ----------  -----------    ---------
                                                                         (Dollars in thousands)
Rate-sensitive assets:
  Investments and interest-
    earning deposits (a)(b)         $    83,828   $    63,934   $       760   $       505   $    32,876   $      --     $   181,903
  Mortgage-related securities (b)     1,435,078        55,908        20,380         5,285         1,736          --       1,518,387
  Mortgage loans (c)(d):
    Fixed-rate                          203,453       335,759       262,848       447,467       198,061         2,667     1,450,255
    Adjustable-rate                     418,449       242,755         2,742          --            --            --         663,946
  Other loans                           664,961       153,127        68,728        51,794        10,167          --         948,777
                                      2,805,769       851,483       355,458       505,051       242,840         2,667     4,763,268

Rate-sensitive liabilities:
  Deposits (e)(f)                     2,239,195     1,157,483       355,694       232,651       126,132        44,795     4,155,950
  Borrowings (g)                        444,095        48,688         1,849        59,513          --           2,231       556,376
                                      2,683,290     1,206,171       357,543       292,164       126,132        47,026     4,712,326


GAP (repricing difference)          $   122,479   $  (354,688)  $    (2,085)  $   212,887   $   116,708   $   (44,359)  $    50,942


Cumulative GAP                      $   122,479   $  (232,209)  $  (234,294)  $   (21,407)  $    95,301   $    50,942


Cumulative GAP/Total assets                2.45%        (4.64)%       (4.68)%       (0.43)%        1.90%         1.02%

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

(d)    Includes loans held for sale.

(e) Deposits include $44.4 million of tax and insurance accounts and exclude accrued interest on deposits of $3.5 million.

(f) The Corporation has assumed that its passbook savings, NOW accounts and money market deposit accounts would have projected annual withdrawal rates, based upon the Corporation's historical experience, of 26%, 34% and 42%, respectively.

(g) Collateralized mortgage obligations totaling $4.5 million are included in the "Greater Than Five Through Ten Years" category.

                               COMPARISON OF THE
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 1994 AND 1993


Selected Income Statement Information:

        Net income of $7.5 million and $19.8 million for the three months and six months, respectively, ended June 30, 1994 was down from the $11.2 million and $20.7 million reported for the same periods in 1993. The primary reason for the 1994 decline in net income relates to the $9.0 million unrealized loss on the impairment of MBSs (see Non-Accrual MBSs). The annualized return on average assets decreased to 0.61% and 0.80% for the three months and six months ended June 30, 1994, respectively, as compared to 0.98% and 0.92%, respectively, for the same periods in 1993. The annualized returns on average equity decreased to 11.73% and 15.60% for the quarter and the six months ended June 30, 1994 as compared to 21.52% and 20.39%, respectively, for the same periods in 1993. Primary earnings per share decreased to $0.30 and $0.78 per share for the three months and six months ended June 30, 1994, respectively, as compared to $0.47 and $0.87 per share, respectively, for the similar time frames in 1993.


Net Interest Income:

        Net interest income increased $2.5 million to $40.5 million during the second quarter of 1994 from $38.0 million for the second quarter of 1993. The net interest margin of 3.39% for the second quarter of 1994 was down from the 3.49% reported for the second quarter of 1993. Interest income and interest expense increased $2.6 million and $100,000, respectively, for the second quarter of 1994 as compared to 1993. The average balances of interest-earning assets and interest-bearing liabilities increased from $4.36 billion and $4.282 billion, respectively, in 1993 to $4.766 billion and $4.657 billion, respectively, in 1994. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 102.33% for the second quarter of 1994 as compared to 101.21% for the 1993 quarter. The 1994 increases in average balances are primarily due to the Citizens and NorthLand acquisitions (see Note B to the unaudited consolidated financial statements). The increase in average interest-earning assets, as well as the improved earning-asset ratio noted above, was offset by a slightly greater decrease in the average yield on interest-earning assets (7.80% in 1993 versus 7.36% in 1994) than in the average cost of interest-bearing liabilities (4.40% in 1993 versus 4.06% in 1994). As discussed in the "Non-accrual MBS" section, two MBSs were placed on non-accrual status during the first quarter of 1994. As a result of this action, interest income and net interest income have been reduced by approximately $400,000 and $1.1 million for the quarter and the six months ended June 30, 1994, respectively, upon the reversal of interest accruals relating to these securities. Future earnings, with respect to these securities, will be negatively affected by approximately $400,000 per quarter, or approximately 0.03% of earning assets.

        Net interest income increased $6.4 million to $79.4 million during the first half of 1994 from $73.0 million for the first half of 1993. The net interest margin of 3.34% for the first half of 1994 was down from the 3.40% reported for the first half of 1993. Interest income increased $3.2 million for the first half of 1994 as compared to 1993. Interest expense decreased $3.2 million for the first six months of 1994 as compared to the same period in 1993. The average balances of interest-earning assets and interest-bearing liabilities increased from $4.302 billion and $4.238 billion, respectively, in 1993 to $4.706 billion and $4.601 billion in 1994, respectively. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 102.30% for the first half of 1994 as compared to 101.51% for the 1993 period. The 1994 increases in average balances again are primarily due to the Citizens and NorthLand acquisitions. The increase in average interest-earning assets, as well as the improved earning-asset ratio noted above, was offset by a slightly greater decrease in the average yield on interest-earning assets (7.87% in 1993 versus 7.33% in 1994) than in the average cost of interest-bearing liabilities (4.58% in 1993 versus 4.08% in 1994).

Interest Spread:

        The following table sets forth the weighted average yield earned on the Corporation's consolidated loan and investment portfolios, the weighted average interest rate paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the three months and the six months ended June 30, 1994 and 1993. A comparison of similar data as of June 30, 1994 and 1993 is also shown. Balances of interest-sensitive assets and liabilities arising from the Citizens acquisition are included from the date of acquisition and the balances relating to the NorthLand acquisition are included from January 1, 1994. See Note B to the unaudited financial statements for further discussion of these acquisitions.

                                        For the              For the
                                  Three Months Ended     Six Months Ended            At
                                       June 30,              June 30,             June 30,
                                  ------------------     ----------------     ---------------
                                  1994          1993     1994        1993     1994       1993
Weighted average yield on
  interest-earning assets        7.36%         7.80%     7.33%      7.87%     7.33%      7.74%

Weighted average rate paid
  on deposit accounts and
  borrowings                     4.06          4.40      4.08       4.58      4.11       4.39

Interest spread                  3.30%         3.40%     3.25%      3.29%     3.22%      3.35%

Net interest margin (net
  interest income divided
  by earning assets)             3.39%         3.49%     3.34%      3.40%     3.29%      3.43%

     The interest spread decreased to 3.30% and 3.25% for the three months and six months ended June 30, 1994 from 3.40% and 3.29% for the same periods in 1993 due to the factors noted above. The interest spread and the net interest margin were 3.22% and 3.29%, respectively, at June 30, 1994 as compared to 3.35% and 3.43%, respectively, at June 30, 1993. Although the net interest margin at June 30, 1994 is somewhat lower than at the end of recent periods due to market factors and the MBS non-accrual situation, the increase in average earning assets and the earning asset ratio should positively impact net interest income during the remainder of 1994 and offset, to some extent, the negative effects of a potential lower net interest margin should rates rise.


Provisions For Losses on Loans:

     Provisions for loan losses decreased $1.0 million and $2.4 million, respectively, for the second quarter and the first six months of 1994 as compared to the 1993 periods. The 1994 decreases in provisions for loan losses reflects the lower 1994 charge-off experience as well as a lower level of delinquencies in 1994.

     The following table summarizes the Corporation's net charge-off experience by category for the three months and six months ended June 30, 1994 and 1993.

                                        For the Three Months                   For the Six Months
                                            Ended June 30,                       Ended June 30,
                                    -----------------------------       -------------------------------
                                       1994               1993              1994               1993
                                       ----               ----              ----               ----
                                        Net                Net               Net                Net
                                    Charge-offs       Charge-offs       Charge-offs        Charge-offs
                                    (Recoveries)      (Recoveries)      (Recoveries)       (Recoveries)
                                    ------------      ------------      ------------       ------------
Loan Type                                                  (Dollars in thousands)
- - ---------
Credit cards                           $1,708            $1,219            $3,135              $2,455
Manufactured housing                      209               746               578               1,421
Residential real estate                    66               180              (275)                337
Consumer and other                         40              (162)               84                 (56)
Commercial real estate                     --               445                --                 445
Commercial business                        --                --                --                  --
                                       $2,023            $2,428            $3,522              $4,602

Net charge-offs as a
  percent of average loans
  outstanding (annualized)                .26%              .36%              .23%                .35%


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

Non-Interest Income:

      Non-interest income decreased $9.0 million during the second quarter of 1994 as compared to the same period in 1993 as the net result of several significant factors. The most significant factor was the $9.0 million loss recorded relative to the impairment of two MBSs (see "Non-Accrual MBSs"). Deposit fee income increased $100,000 in 1994 as compared to 1993 due to increased levels of transaction-related accounts acquired in the recent acquisitions. Insurance and brokerage sales commissions also increased $100,000 as First Financial's insurance agency subsidiary continues to perform well. The $400,000 increase in gains on sales of available-for-sale securities in 1994 relates to the sale of securities as the Corporation acted i) to protect the value of that portfolio as interest rates rose during 1994 and ii) to dispose of junior position MBSs transferred to available-for-sale status (see "Loans and Mortgage-Related Securities"). Gains realized from the sale of loans decreased $300,000 to $999,000 in 1994, including a gain of $1.2 million on the sale of credit card loans totaling $13.0 million upon the termination of a credit card affinity group relationship. The Banks sell long-term, fixed-rate mortgage loans in the normal course of interest-rate risk management. Gains or losses realized from the sale of loans held for sale can fluctuate significantly from period to period depending upon the volatility of interest rates and the volume of loan originations. Thus, results of sales in any one period may not be indicative of future results. As a result of the recent rise in interest rates, management believes it is unlikely that gains on sales of loans for the remainder of 1994 will be at levels reported in 1993.

      Non-interest income decreased $8.0 million during the first six months of 1994 as compared to 1993 for principally the same reasons noted above with the primary decrease again relating to the MBS impairment loss. Increases of $300,000 in deposit account service fees, $300,000 in insurance and brokerage sales commissions and $1.5 million in gains on sales of available-for- sale securities were offset by a $1.1 million decrease on sales of loans held for sale and a $600,000 decrease in service fees on loans sold as a result of a lower average servicing spread and the reclassification of certain guaranty fees against interest income in 1994. Other income increased $600,000 for the first half of 1994, as compared to 1993, due to a $400,000 gain realized on the sale of finance company receivables of NorthLand during the first quarter of 1994.

Non-Interest Expense:

      Non-interest expenses decreased approximately $200,000 and increased $1.7 million for the quarter and six months ended June 30, 1994, respectively, as compared to 1993. The level of non-interest expenses reflects i) inherent increases in the expanded scope of operations as a result of the 1993 and 1994 acquisitions, ii) effective cost controls and iii) reductions in writedowns of foreclosed commercial real estate properties in 1994. The major categories of non-interest expense affected by acquisitions are compensation, occupancy and federal deposit insurance.

      Federal deposit insurance expense increased $1.0 million and $2.0 million, respectively, in the three months and six months ended June 30, 1994 as compared to 1993 due in part to the increase in insured deposits as a result of the recent acquisitions. However, also affecting this comparison was a reduction in the level of premiums assessed to the Banks in 1993 as the FDIC allowed a one-time premium reduction (approximately $1.5 million) representing the Banks' previously unutilized credits, from the dissolved Secondary Reserve of the Federal Savings and Loan Insurance Corporation. The Banks' credits in the Secondary Reserve had been written-off in 1987 due to the uncertainty of recoverability. Each of the Banks currently qualifies for the lowest FDIC assessment rate. The Banks are subject, however, to potential future rate increases by the FDIC.

      The net cost of operations of foreclosed properties decreased $700,000 and $1.5 million for the three months and the six months ended June 30, 1994, respectively, as compared to 1993 when a higher level of writedowns was experienced relative to foreclosed commercial real estate properties.

      Non-interest expenses decreased as a percentage of average assets to 2.14% and 2.19%, respectively, for the second quarter and first half of 1994 as compared to 2.34% and 2.32% for the second quarter and first half of 1993. The improvement in this ratio is reflective of the growth in the Corporation's assets resulting from acquisitions, effectiveness of the consolidation of operations after the acquisitions in 1993 and 1994, as well as ongoing expense control measures.

      Controllable non-interest expenses, which exclude the amortization of intangible assets and the net cost of operations of foreclosed properties, decreased to 2.02% and 2.06% of average assets for the three months and six months ended June 30, 1994 as compared to 2.11% for both periods in 1993. In addition, the Corporation's efficiency ratio (which represents the ratio of controllable expenses to net interest income plus recurring non-interest income) improved to 52.00% and 53.20% for the three months and six months ended June 30, 1994, respectively, as compared to 52.51% and 53.89% for the same periods in 1993.


Income Taxes:

      Income tax expense decreased $1.8 million and increased $100,000 for the second quarter and first six months of 1994, respectively, as compared to the same periods in 1993 primarily due to the impact of the $9.0 million MBS impairment loss reserve (see "Non-Accrual MBSs"). The effective income tax rate, as a percent of pre-tax income, increased slightly from 36.29% for the second quarter of 1993 to 37.83% in 1994 and from 36.68% for the first half of 1993 to 37.93% for the same period in 1994. The increase in the effective income tax rate relates to 1993 legislation increasing the federal tax rate from 34% to 35% for taxable income in excess of $10.0 million, and other factors.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     a. On April 20, 1994 the Corporation held an Annual Meeting of Shareholders (the "Annual Meeting"). Matters put to vote at the Annual Meeting included i) the election of four directors and ii) a proposal to amend the Corporation's articles of incorporation to increase the total number of authorized shares of common stock from 30,000,000 to 75,000,000.

     b.       Set forth below is certain information with respect to
              i) individuals nominated for election as directors at the Annual Meeting and ii) continuing directors whose terms do not expire until future annual meetings.

                    Nominated for                                      For Term
                  Three-Year Terms                                     To Expire
                  -----------------                                    ---------
                  Robert S. Gaiswinkler. . . . . . . . . . . . .        1997
                  Gordon M. Haferbecker. . . . . . . . . . . . .        1997
                  Dr. George R. Leach. . . . . . . . . . . . . .        1997
                  John C. Seramur. . . . . . . . . . . . . . . .        1997

                  Continuing Directors
                  --------------------
                  James O. Heinecke. . . . . . . . . . . . . . .        1995
                  Robert T. Kehr . . . . . . . . . . . . . . . .        1996
                  Paul C. Kehrer . . . . . . . . . . . . . . . .        1995
                  Robert P. Konopacky. . . . . . . . . . . . . .        1996
                  Ignatius H. Robers . . . . . . . . . . . . . .        1995
                  John H. Sproule. . . . . . . . . . . . . . . .        1995
                  Ralph R. Staven. . . . . . . . . . . . . . . .        1996
                  Norman L. Wanta. . . . . . . . . . . . . . . .        1995
                  Arlyn G. West. . . . . . . . . . . . . . . . .        1996

     c. Set forth below is a description of the matters voted upon at the Annual Meeting. The number of votes cast for, or withheld and abstentions is set forth below:


              1. The Corporation's articles of incorporation were amended to increase the total number of authorized shares of common stock from 30,000,000 to 75,000,000, with 17,967,275 votes for this action, 2,854,102 votes against and 104,752 votes abstaining.

              2. Four directors were elected for a term of three years. A list of these directors (including the votes for or withheld) is noted below:

                                                    For          Votes Withheld
                                                 -------------------------------
                  Robert S. Gaiswinkler          20,316,169         609,961
                  Gordon M. Haferbecker          20,217,652         708,479
                  Dr. George R. Leach            20,319,444         606,687
                  John C. Seramur                20,299,613         626,518


     d.       Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

     a.       Exhibits:


     Exhibit 11 - Computation of Earnings Per Share.

     b.       Reports on Form 8-K.


     On April 14, 1994, the Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission (SEC) reporting that the Corporation had released earnings as well as other related financial and operating data for the quarter ended March 31, 1994.

     On May 26, 1994, the Registrant filed a Current Report on Form 8-K with the SEC announcing declaration of quarterly dividends and establishment of reserves in connection with certain mortgage-related securities (see "Non-Accrual MBSs").

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          FIRST FINANCIAL CORPORATION


Date: August 11, 1994                       /s/ John C. Seramur
                                            -----------------------------
                                            John C. Seramur, President
                                            (Chief Executive Officer) and
                                              Director





Date: August 11, 1994                       /s/ Thomas H. Neuschaefer
                                            -----------------------------
                                            Thomas H. Neuschaefer
                                            Vice President, Treasurer and
                                            Chief Financial Officer