Form 10-Q
period 1994-09-30
FIRST FINANCIAL CORP /WI/
filed 1994-11-10
CIK 735553

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ___________________________________

                                   FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    September 30, 1994
                               _____________________________________________

                               OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________


                         Commission File Number 0-11889

                          FIRST FINANCIAL CORPORATION
             ______________________________________________________
             (Exact name of registrant as specified in its charter)

         Wisconsin                                          39-1471963
_______________________________                         ___________________
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                1305 Main Street, Stevens Point, Wisconsin 54481
                ________________________________________________
                     (Address of principal executive office)

                                 (715) 341-0400
              ____________________________________________________
              (Registrant's telephone number, including area code)

  ___________________________________________________________________________
  (Former name, address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X   No
    _____    ______

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock, par value $1.00 per share             24,764,852 Shares
   _________________________________________    _______________________________
                   Class                        Outstanding at October 31, 1994

                          FIRST FINANCIAL CORPORATION

                                Form 10-Q Index


Part I -Financial Information

        Consolidated Balance Sheets as of September 30,
          1994 (Unaudited) and December 31, 1993

        Unaudited Consolidated Statements of Income for the Three Months and Nine Months Ended September 30,
          1994 and 1993

        Unaudited Consolidated Statement of Stockholders'
          Equity for the Nine Months Ended September 30, 1994

        Unaudited Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 1994 and
          1993

        Notes to Unaudited Consolidated Financial Statements

        Management's Discussion and Analysis:
          Comparison of the Consolidated Balance Sheets
          at September 30, 1994 (Unaudited) and December 31,
          1993

          Comparison of the Unaudited Consolidated Statements of Income for the Three Months and Nine Months Ended
          September 30, 1994 and 1993


Part II -Other Information

        Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibits

                          FIRST FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                             ASSETS
                                     September 30,
                                         1994      December 31,
                                      (Unaudited)      1993
                                     ------------- ------------
                                            (In thousands)

Cash                                 $   68,147    $   63,241
Federal funds sold                       23,852        21,873
Interest-earning deposits                 2,352        25,768
  Cash and cash equivalents              94,351       110,882

Securities available for sale (at
  fair value):
  Investment securities                   6,625        84,487
  Mortgage-related securities           174,648       178,362
Securities held to maturity:
  Investment securities (fair value of
   $126,862,000--1994 and $143,448,000
   --1993)                              130,577       143,568
  Mortgage-related securities (fair
   value of $1,294,151,000--1994
   and $1,160,230,000--1993)          1,325,834     1,147,891
Loans receivable:
  Held for sale                           6,839        73,919
  Held for investment                 3,126,789     2,848,585
Foreclosed properties and
  repossessed assets                      4,727         6,817
Real estate held for investment or
  sale                                    6,628        16,810
Office properties and equipment          48,989        50,120
Intangible assets, less accumulated
  amortization                           28,059        31,392
Other assets                             97,133        81,800
                                     ----------    ----------
                                     $5,051,199    $4,774,633

              LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                             $4,101,449    $4,050,520
Borrowings                              591,145       438,598
Advance payments by borrowers for
  taxes and insurance                    59,149        13,805
Other liabilities                        33,526        37,025
                                     ----------    ----------
     Total liabilities                4,785,269     4,539,948

Stockholders' equity:
  Serial preferred stock, $1 par value,
   3,000,000 shares authorized; none
    outstanding
  Common stock, $1 par value, 75,000,000
   shares authorized; shares issued and
   outstanding: 24,698,852--1994;
   23,586,827--1993                      24,699        23,587
  Additional paid-in capital             31,902        27,340
  Net unrealized holding gain (loss) on
    securities available for sale        (4,426)        2,701
  Retained earnings (substantially
   restricted)                          213,755       181,057
     Total stockholders' equity         265,930       234,685
                                     ----------    ----------
                                     $5,051,199    $4,774,633


See notes to unaudited consolidated financial statements.

                        FIRST FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                     Three Months Ended  Nine Months Ended
                                       September 30,        September 30,
                                     ------------------  -----------------
                                      1994      1993        1994     1993
                                     ------    ------      ------    -----
                                             (In thousands, except
                                               per share amounts)

Interest income:
 Mortgage loans                    $ 40,578 $ 41,138     $121,050 $119,927
 Other loans                         24,658   20,524       71,118   59,568
 Mortgage-related securities         22,657   20,365       62,372   66,694
 Investments                          2,365    3,174        8,269    8,405
   Total interest income             90,258   85,201      262,809  254,594
Interest expense:
 Deposits                            41,162   42,365      123,241  128,329
 Borrowings                           7,264    5,157       18,326   15,537
   Total interest expense            48,426   47,522      141,567  143,866
   Net interest income               41,832   37,679      121,242  110,728
Provision for losses on loans         1,662    2,180        4,878    7,824
                                     ------   ------      -------  -------
                                     40,170   35,449      116,364  102,904
Non-interest income:
 Loan fees and service charges        2,198    2,440        6,362    6,455
 Insurance and brokerage sales
   commissions                        1,571    1,478        5,128    4,822
 Deposit account service fees         1,966    2,081        5,803    5,595
 Service fees on loans sold           1,307      988        3,906    4,229
 Net gain on sale of loans              250    2,641        1,666    5,120
 Net gain (loss) on sale of securities
   available for sale                   (97)      --        1,375       --
 Unrealized loss on impairment of
   mortgage-related securities           --       --       (9,000)      --
 Other                                  499      365        2,179    1,424
   Total non-interest income          7,694    9,993       17,419   27,645
                                     ------   ------      -------  -------
   Operating income                  47,864   45,492      133,783  130,549
Non-interest expense:
 Compensation, payroll taxes and
   benefits                          11,151   10,977       34,139   33,359
 Federal deposit insurance premiums   2,372    2,233        7,177    5,080
 Occupancy expense                    2,114    1,922        6,179    5,680
 Data processing                      1,781    1,602        5,323    5,616
 Loan expenses                        1,535    1,839        4,554    4,447
 Telephone and postage                1,375    1,340        4,149    3,854
 Amortization of intangible assets    1,344    1,876        4,032    4,815
 Furniture and equipment              1,231    1,263        3,899    3,896
 Marketing                            1,179      980        3,261    2,965
 Net cost of operations of foreclosed
   properties                            94    1,097          603    3,056
 Other                                2,458    2,333        7,321    7,033
   Total non-interest expense        26,634   27,462       80,637   79,801
Income before income taxes           21,230   18,030       53,146   50,748
Income taxes                          7,484    6,704       19,591   18,705
                                     ------   ------      -------  -------
Net income                         $ 13,746 $ 11,326     $ 33,555 $ 32,043

Earnings per share:
 Primary                           $   0.54 $   0.48     $   1.33 $   1.35
 Fully diluted                     $   0.54 $   0.46     $   1.32 $   1.32

Cash dividend per share            $   0.10 $   0.10     $   0.30 $   0.25


See notes to unaudited consolidated financial statements.

                          FIRST FINANCIAL CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For The Nine Month Period Ended September 30, 1994
                                  (Unaudited)

                                                       Net
                                                   Unrealized
                                                     Holding
                                                   Gain (Loss)
                                                       On
                                         Additional Securities              Total
                                  Common   Paid-In  Available  Retained  Stockholders'
                                   Stock   Capital   For Sale  Earnings     Equity
                                            (In thousands)

BALANCES AT DECEMBER 31, 1993     $23,587   $27,340  $  2,701  $181,057   $234,685


Net income                                                       33,555     33,555

Cash dividend ($.30 per share)                                   (7,470)    (7,470)

Exercise of stock options            174        712                            886

Issuance of common stock in
  conjunction with acquisition       938      3,850               6,613     11,401

Change in net unrealized holding
  gain (loss) on securities
  available for sale, net of
  tax                                                  (7,127)              (7,127)
                                  -------   -------  --------- --------   --------
BALANCES AT SEPTEMBER 30,
  1994                            $24,699   $31,902  $ (4,426) $213,755   $265,930
                                  =======   =======  ========= ========   ========

See notes to unaudited consolidated financial statements.

                         FIRST FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                    1994          1993
OPERATING ACTIVITIES                                                                  (In thousands)

 Net income                                                                      $  33,555    $  32,043
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   (Increase) decrease in accrued interest on loans                                 (1,874)       2,401
   Increase in accrued interest on deposits                                            253          117
   Mortgage loans originated for sale                                             (167,053)    (362,439)
   Proceeds from sales of loans held for sale                                      274,824      365,259
   Provision for depreciation                                                        4,308        4,048
   Provision for losses on loans                                                     4,878        7,824
   Provision for losses on real estate and other assets                                525        3,169
   Unrealized loss on impairment of mortgage-related securities                      9,000           --
   Amortization of cost in excess of net assets of
     acquired businesses                                                            (1,360)         416
   Amortization of core deposit intangibles                                          5,392        4,399
   Amortization of purchased mortgage servicing rights                                 465          937
   Net gain on sales of loans and assets                                            (3,656)      (5,327)
   Other-net                                                                       (10,614)      (4,731)
                                                                                   --------      -------
  Net cash provided by operating activities                                        148,643       48,116

INVESTING ACTIVITIES

 Proceeds  from sales of  investment  securities  available  for sale               65,088           --
 Proceeds from maturities of investment securities held
  to maturity                                                                       30,945       59,747
 Purchases of investment securities held to maturity                                (1,523)    (191,902)
 Proceeds from sales of mortgage-related securities available
     for sale                                                                      181,890       81,287
 Principal payments received on mortgage-related securities                        230,313      270,891
 Purchases of mortgage-related securities held to maturity                        (588,352)    (140,640)
 Proceeds from sale of finance company receivables                                   6,665           --
 Principal received on loans receivable                                            391,055      419,659
 Loans originated for portfolio                                                   (627,939)    (740,191)
 Additions to office properties and equipment                                       (1,828)      (4,128)
 Proceeds from sales of foreclosed properties and
   repossessed assets                                                                7,315       10,727
 Proceeds from sales of real estate held for investment                             10,130          292
 Business acquisitions (net of cash and cash equivalents
   acquired of $4,593,000--1994; $443,795,000--1993):
     Investment securities held to maturity                                         (4,785)     (22,775)
     Mortgage-related securities available for sale                                     --           --
     Mortgage-related securities held to maturity                                  (16,742)    (226,385)
     Loans receivable                                                              (96,748)    (316,305)
     Office properties                                                              (2,387)      (8,445)
     Intangible assets                                                                (699)     (14,541)
     Deposits and related accrued interest                                         114,297      970,162
     Borrowings                                                                        750       71,897
     Stockholders' equity                                                           11,401           --
     Other-net                                                                        (494)      (9,813)
                                                                                   --------     --------
  Net cash provided by (used in) investing activities                             (291,648)     209,537

FINANCING ACTIVITIES

 Net decrease in deposits                                                          (63,621)     (86,461)
 Net increase in advance payments by borrowers for
  taxes and insurance                                                               44,882       43,888
 Proceeds from borrowings                                                          678,580      686,000
 Repayments of borrowings                                                         (526,783)    (895,809)
 Proceeds from exercise of stock options                                               886          820
 Payments of cash dividends to stockholders                                         (7,470)      (5,880)
                                                                                   --------     --------
   Net cash provided by (used in) financing activities                              126,474     (257,442)
                                                                                   --------     --------
Increase (decrease) in cash and cash equivalents                                   (16,531)         211
Cash and cash equivalents at beginning of period                                   110,882      122,281
                                                                                   --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  94,351    $ 122,492
                                                                                   ========     ========

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

    The financial statements reflect adjustments, all of which are of a normal recurring nature, and in the opinion of management, necessary for a fair statement of the results for the interim periods, and are presented on an unaudited basis. The operating results for the first nine months of 1994 are not necessarily indicative of the results which may be expected for the entire 1994 fiscal year. The December 31, 1993 balance sheet included herein is derived from the consolidated financial statements included in the Corporation's 1993 Annual Report to Shareholders. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Corporation's 1993 Annual Report to Shareholders.


NOTE B - THE CORPORATION

    At September 30, 1994, the Corporation conducted business as a non-diversified multiple thrift holding company and its principal assets were all of the capital stock of First Financial and Port. Upon the merger of Port subsequent to quarter-end, see Note I, the Corporation's regulatory status has changed to that of a nondiversified unitary thrift holding company. The primary business of the Corporation is now the business of First Financial. The Corporation's activities are currently comprised of providing limited administrative services to First Financial.

    On February 26, 1994, the Corporation completed the acquisition of NorthLand Bank of Wisconsin, SSB (NorthLand) of Ashland, Wisconsin. The Corporation issued approximately 938,000 shares of common stock, valued in the aggregate at $14.2 million, at the time of the acquisition. The acquisition of NorthLand has been accounted for as a pooling-of-interests. NorthLand is not material to the balance sheet or operating results of the Corporation; therefore, balances for prior years have not been restated. However, 1994 amounts have been adjusted to reflect the transaction as if it had occurred on January 1, 1994. Upon closing, NorthLand, which was merged into First Financial, had total assets and stockholders' equity of $125.6 million and $11.6 million, respectively.

    Condensed 1993 operating results for NorthLand are on the following page:

                                                  Three Months        Nine Months
                                                      Ended              Ended
                                                   September 30,     September 30,
                                                        1993              1993
                                                  --------------     -------------
                                                           (In thousands)
Net interest income                                    $ 1,433          $ 4,454
Provision for losses on loans                             (164)            (374)
Non-interest income                                        443            1,116
Non-interest expense                                    (1,234)          (3,761)
Income taxes                                              (268)            (654)
                                                       --------         --------
Net income                                             $   210          $   781

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


NOTE C - EARNINGS PER SHARE

    Primary and fully diluted earnings per share for the periods ended September 30, 1994 and 1993 have been determined based on the weighted average number of common shares outstanding during each period and common equivalent shares, using the treasury share method, outstanding at the end of each period. The
Corporation's  common stock equivalents  consist entirely of stock options.  See
Exhibit 11 to this Report for a detailed computation of earnings per share.


NOTE D - CONTINGENT LIABILITIES

    The Banks have previously entered into agreements whereby, for an annual fee, certain securities are pledged as secondary collateral in connection with the issuance of industrial development revenue bonds. At September 30, 1994, mortgage-related securities and investment securities with a carrying value of approximately $6.4 million were pledged as collateral for bonds in the aggregate principal amount of $4.0 million. Additional bond issues totaling $7.6 million are supported by letters of credit issued by First Financial, in lieu of specific collateral. At September 30, 1994, each of the outstanding collateral agreements was current with regard to bond debt-service payments.


NOTE E - DIVIDENDS PAID OR DECLARED TO STOCKHOLDERS

    The Board of Directors of the Corporation declared a $0.10 per share quarterly cash dividend for the three month period ended September 30, 1994 to shareholders of record of the common stock on September 15, 1994.

NOTE F - REGULATORY CAPITAL REQUIREMENTS

    Current Office of Thrift Supervision (OTS) regulatory capital requirements for federally-insured thrift institutions include a tangible capital to tangible assets ratio, a core leverage capital to adjusted tangible assets ratio and a risk-based capital measurement based upon assets weighted for their inherent risk. As of September 30, 1994, both First Financial and Port exceeded all OTS capital requirements as displayed below.

                          Required         Actual          Actual
                            OTS        First Financial      Port
                           Ratio            Ratio          Ratio
                          ---------    ----------------    -------

Tangible capital           1.50%             5.54%          7.76%
Core leverage capital      3.00              5.98           7.76
Risk-based capital         8.00             13.18          14.87


    The OTS has added an interest-rate risk calculation such that an institution with a measured interest rate risk exposure greater than specified levels must deduct an interest rate risk component when calculating the OTS risk-based capital requirement. At September 30, 1994, the Banks were not required to deduct any interest rate risk component under the OTS regulations. The OTS has adopted another final rule, which was effective on March 4, 1994, disallowing any new core deposit intangibles, acquired after the rule's effective date, from counting as regulatory capital. Core deposit intangibles acquired prior to the effective date have been grandfathered for purposes of this rule. The OTS also has proposed to increase the minimum required core capital ratio from the current 3.00% to a range of 4.00% to 5.00% for all but the most healthy financial institutions. Management of the Corporation and First Financial do not believe these rules will significantly impact the capital requirements of the Bank or cause First Financial to fail to meet its regulatory capital requirements.

    Under the terms of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the Banks are also further regulated pursuant to the prompt corrective action (PCA) provisions of FDICIA. Under FDICIA, thrift institutions are assigned, based upon regulatory capital ratios and other subjective supervisory criteria, to one of five PCA categories, ranging from "well capitalized" to "critically undercapitalized". Institutions assigned to the three lowest categories are subject to PCA sanctions by the OTS. PCA sanctions include, among other items, restrictions on dividends and capital distributions. First Financial is not subject to any PCA sanctions.

NOTE G - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                  For The
                                                             Nine Months Ended
                                                                September 30,
                                                             ------------------
                                                             1994          1993
                                                             ----          ----
                                                               (In thousands)

Supplemental disclosure of cash flow information:
 Cash paid or credited to accounts during
   period for:
  Interest on deposits and borrowings                      $140,557     $143,241
  Income taxes                                               23,184       17,901
 Non-cash investing activities:
  Loans transferred to held for sale
   portfolio                                                 39,025       43,367
  Loans receivable transferred to foreclosed
   properties                                                 5,321        5,355
  Mortgage-backed securities transferred to
   available-for-sale portfolio                              17,564           --
  Change in net unrealized holding gain (loss)
   on securities available for sale                          (7,127)          --


NOTE H--PENDING ACCOUNTING CHANGES

   The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 114, ("Accounting by Creditors for Impairment of a Loan") in May, 1993 and subsequently issued SFAS No. 118 ("Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures") in October, 1994. SFAS Nos. 114 and 118 are effective for fiscal years beginning after December 15, 1994. Early adoption of the statement is allowed. SFAS No. 114 requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 amends certain accounting and disclosure requirements set forth in SFAS No. 114. Management does not believe that the adoption of SFAS Nos. 114 and 118 will have a material impact on the Corporation's financial condition or results of operations.

   The FASB also issued SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") in October, 1994 relating to disclosures about derivative financial instruments. Management believes that SFAS No. 119 will have limited applicability to the Corporation.


NOTE I--SUBSEQUENT EVENTS

   On October 26, 1994, the Corporation entered into a definitive agreement to acquire FirstRock Bancorp, Inc. (FROK) of Rockford, Illinois through a tax-free exchange of stock. The agreement calls for shareholders of FROK to receive Corporation common stock worth $27.10 for each FROK share. The Corporation stock will be valued at the average price over the 15-day trading period which predates the closing of the transaction by three trading days. Upon the closing, a newly-formed subsidiary of the Corporation will be merged with FROK and it is probable that the surviving corporation of that merger will thereafter be liquidated into the Corporation. FROK's sole subsidiary, First Federal Savings Bank, FSB of Rockford, Illinois, will be merged into First Financial upon the closing.

   The acquisition is subject to regulatory approval and approval by shareholders of FROK. This transaction is expected to close during the first quarter of 1995 and will be accounted for as a pooling-of-interests. The agreement also allows for possible termination of the transaction or modification of the exchange ratio if the average price of the Corporation's stock falls below $13.25 or goes above $20.00 during the valuation period prior to closing. The Corporation also announced that it may repurchase up to 450,000 of its outstanding shares in the open market if conditions justify such repurchases. These shares, along with newly issued shares, would be used to purchase FROK. In conjunction with the definitive agreement, FROK has issued a warrant entitling First Financial to purchase an aggregate 475,246 shares of FROK common stock at $22.50, the closing price of FROK's stock on October 25, 1994, under certain circumstances related primarily to third party offers for FROK if the transaction is not completed. Exercise of the warrant would be subject to necessary regulatory approvals.

   On October 1, 1994, the Corporation merged Port into First Financial. Management anticipates that non-interest expense reductions arising from the consolidation of various support functions will contribute approximately $0.02 per share to the Corporation's future earnings.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                 COMPARISON OF THE CONSOLIDATED BALANCE SHEETS
            AT SEPTEMBER 30, 1994 (UNAUDITED) WITH DECEMBER 31, 1993

General:

     Total assets increased to $5.05 billion at September 30, 1994 from $4.77 billion at December 31, 1993, primarily due to i) asset growth funded by FHL Bank advances and ii) the NorthLand acquisition. See Note B to the unaudited consolidated financial statements for a discussion of this acquisition. Total loans (including mortgage-related securities) and deposits increased to $4.63 billion and $4.10 billion, respectively, at September 30, 1994 from $4.25 billion and $4.05 billion, respectively, at the end of 1993. Stockholders' equity at September 30, 1994 was $265.9 million, up from $234.7 million at year-end 1993.

Liquidity and Capital Resources:

     At September 30, 1994, total consolidated liquidity, consisting of cash, cash equivalents, and investment securities represented 4.6% of the Corporation's total assets compared with 7.10% at December 31, 1993. Each of the Banks are in compliance with requirements relating to minimum levels of liquid assets as defined by OTS regulations. The ongoing management of liquid assets is an integral part of the Corporation's overall asset/liability management program as described below under "Asset/Liability Management." The cash and securities portfolios are among the most flexible assets available for shorter term liability matching. Total consolidated liquidity at September 30, 1994 decreased by $107.4 million as compared to December 31, 1993 liquidity as a result of the net effect of significant changes in various categories of assets and liabilities during the nine-month interim period. Some of the more significant changes in these categories, including liquid assets, can be summarized as follows:

    Consolidated
     Statement Of              Balance        From         Other        Balance
 Financial Condition         December 31,   NorthLand    Increases    September 30,
   Classification                1993      Acquisition   (Decreases)      1994
 --------------------        ------------  -----------   -----------  -------------
                                    (In thousands)

Cash and cash equivalents   $   110,882    $   4,593      $(21,12)   $   94,351
Securities available for
 sale:
  Investment securities          84,487         --        (77,862)        6,625
  Mortgage-related
   securities                   178,362         --         (3,714)      174,648
Securities held to
 maturity:
  Investment securities         143,568        4,785      (17,776)      130,577
  Mortgage-related
   securities                 1,147,891       16,742      161,201     1,325,834
Loans receivable, in-
 cluding loans held
  for sale                    2,922,504       96,748      114,376     3,133,628
Office properties                50,120        2,387       (3,518)       48,999
Intangible assets                31,392          699       (4,032)       28,059
Deposits                      4,050,520      114,297      (63,368)    4,101,449
Borrowings                      438,598          750      151,797       591,145
Advance payments by
 borrowers for taxes
 and insurance                   13,805          462       44,882        59,149
Stockholders' equity            234,685       11,401       19,844       265,930

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

    On an unconsolidated basis, the Corporation had cash of $7.8 million and subordinated debt of $55.0 million at September 30, 1994. The principal ongoing sources of funds for the Corporation are dividends from the Banks. Applicable rules and regulations of the OTS impose limitations on capital distributions by savings institutions such as the Banks. Savings institutions such as the Banks which have capital in excess of all fully phased-in capital requirements before and after a proposed capital distribution are permitted, after giving prior notice to the OTS, to make capital distributions during a calendar year up to the greater of (i) 100% of net income to date during the calendar year, plus the amount that would reduce by 1/2 its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period.

Loans and Mortgage-Related Securities:

    Total loans,  including loans held for sale and mortgage-related  securities
(MBSs), increased $385.4 million from $4.25 billion at December 31, 1993 to $4.63 billion at September 30, 1994. Total loans are summarized below as of the dates indicated.

                                      September 30,   December 31,     Increase
                                          1994            1993        (Decrease)
                                      -------------   ------------    ----------
                                                     (In thousands)
Real estate loans:
  One- to four-family                 $ 1,865,476    $1,797,990$         67,486
  Multi-family                            191,471        188,558          2,913
  Commercial and non-residential          110,068         94,789         15,279
                                       ----------     ----------        --------
     Total real estate loans            2,167,015      2,081,337         85,678

Other loans:
  Consumer                                242,079        153,574         88,505
  Home equity                             224,571        193,291         31,280
  Credit cards                            190,978        209,414        (18,436)
  Education                               185,831        167,385         18,446
  Manufactured housing                    156,795        165,017         (8,222)
  Business                                 20,148            111         20,037

Less net items to loans receivable        (53,789)       (47,625)        (6,164)
                                       ----------     ----------        --------

Total loans (including loans held
  for sale)                             3,133,628      2,922,504        211,124

MBSs                                    1,500,482      1,326,253        174,229
                                       ----------     ----------        --------

Total loans and MBSs                  $ 4,634,110     $4,248,757      $ 385,353
                                       ==========     ==========        ========

     The major components of the increase in total loans during the nine months of 1994 were a $174.2 million increase in MBSs, a $85.7 million increase in real estate loans, an $88.5 million increase in consumer loans and a $20.0 million increase in commercial business loans.

     The increase in residential mortgage loans receivable at September 30, 1994 was attributable to i) the NorthLand acquisition and ii) the retention of an increased level of adjustable-rate mortgage loans as higher interest rates in 1994 have induced borrowers to take such loans as opposed to fixed rate loans.

     Consumer loans increased $88.5 million in 1994 due to the NorthLand acquisition as well as continuing success in marketing a second mortgage product. Home equity loans have increased $31.3 million in 1994 as customer usage of this product has continued to grow. Credit card loans decreased $18.4 million in 1994 reflecting a seasonal decline in this portfolio as well as the sale of $13.0 million of credit card loans relating to a discontinued California-based affinity group relationship. Manufactured housing loan balances decreased $8.2 million as the Corporation continued to restrict new originations of such loans to the Midwest. Subsequent to the end of the third quarter, the Corporation has exited the manufactured housing lending business due to unfavorable pricing practices by competitors. The $20.0 million increase in business loans reflects the acquisition of NorthLand's business loan portfolio, which First Financial continues to service.

     Mortgage loans held for sale were $6.8 million at September 30, 1994 as compared to $73.9 million at the end of 1993. Off-balance sheet commitments to extend credit and to sell mortgage loans totaled $30.2 million and $8.7 million, respectively, at September 30, 1994 as compared to $62.3 million and $111.5 million, respectively, at December 31, 1993. During the nine months ended September 30, 1994, market interest rates generally increased as compared to interest rate levels at the end of 1993, and continue to fluctuate. The fair value of on-balance sheet mortgage loans held for sale and off-balance sheet commitments to originate and sell mortgage loans can vary substantially depending upon the movement of interest rates. Management utilizes various methods to insulate the Banks from the effects of such interest-rate movements, principally by securing forward commitments to sell loans in the secondary mortgage market. However, there can be no assurance that these means will be totally effective. Future operations may be affected by the above-discussed risk factors. Loan originations resulting from refinancing transactions, and consequently gains on sales of loans, have decreased during this period of rising interest rates.

     After giving effect to the $16.7 million of MBSs acquired in the NorthLand acquisition, the aggregate MBS portfolio increased $157.5 million during the nine months ended September 30, 1994 primarily as a result of (i) purchases of $588.4 million of U.S. Government agency adjustable-rate MBSs, ii) sales of available-for-sale MBSs of $181.9 million, and (iii) repayments of $230.3 million. At the end of the third quarter, the Banks had no commitments to purchase MBSs.

     During the second quarter of 1994, all private-issue adjustable rate MBSs with a junior ownership position, and not previously classified as available for sale (having a carrying value of approximately $184.2 million), were transferred to the available-for-sale portfolio since the inherent risk of ownership of junior position (i.e., subordinated) securities could affect management's intent and/or ability to hold such securities to maturity. At September 30, 1994, such junior position private-issue MBSs held in the available-for-sale portfolio had an aggregate cost of $114.8 million with a fair value of $101.9 million. The decrease in fair value of these securities is attributable to the difficult overall market conditions for MBSs as interest rates have increased during 1994. This decrease in fair value is not considered to be permanent. See "Non-Accrual MBSs" for further discussion of the junior position private-issue MBS portfolio.

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


                                  September 30,  December 31,
                                      1994           1993
                                  -------------  ------------
                                         (In thousands)
Loans Delinquent 30-59 Days
  Student loans                      $ 4,085       $ 4,014
  Residential real estate loans        7,325         5,844
  Manufactured housing loans           2,375         2,999
  Credit card loans                    1,877         1,988
  Commercial real estate loans           445         3,798
  Commercial business                     --            --
  Consumer and home equity               561           479
                                     -------       -------
                                     $16,668       $19,122
Loans Delinquent 60-90 Days
  Student loans                      $ 6,261       $ 4,159
  Residential real estate loans        1,672         1,111
  Manufactured housing loans           1,077         1,035
  Credit card loans                      947           904
  Commercial real estate loans           788           707
  Commercial business                     --            --
  Consumer and home equity               174           128
                                     -------       -------
                                     $10,919       $ 8,044

Total Loans Delinquent 30-90 Days
  Student loans                      $10,346       $ 8,173
  Residential real estate loans        8,997         6,955
  Manufactured housing loans           3,452         4,034
  Credit card loans                    2,824         2,892
  Commercial real estate loans         1,233         4,505
  Commercial business                     --            --
  Consumer and home equity               735           607
                                     -------       -------
                                     $27,587       $27,166


    At September 30, 1994, the 30-90 day delinquencies increased $400,000 to $27.6 million from $27.2 million at year-end 1993. However, as a percent of total loans receivable, loan delinquencies decreased from 0.93% at the end of 1993 to 0.88% at September 30, 1994. The $400,000 increase, at September 30, 1994, relates to the net effect of i) the return to satisfactory contractual performance of a $3.4 million commercial real estate loan, ii) an increase of $2.1 million in delinquent student loans (which are government guaranteed) delinquent 30-90 days, iii) an increase of $2.0 million of delinquent residential real estate loans and iv) a decrease of $500,000 in manufactured housing loans delinquent 30- 90 days. All delinquent loans have been considered by management in its evaluation of the adequacy of the allowances for loan losses.

Non-Accrual Loans:

    The Corporation places loans into a non-accrual status when loans are contractually delinquent more than 90 days. If appropriate, loans may be placed into non-accrual status prior to becoming 90 days delinquent based upon management's analysis. Non-accrual loans are summarized, for the dates indicated, in the following table:

                                 September 30,    December 31,
                                     1994             1993
                                 -------------    ------------
                                         (In thousands)

One- to four-family residential     $ 4,558        $ 5,005
Multi-family residential                 85            139
Commercial and other real estate        453             --
Manufactured housing                    939          1,063
Credit cards                          1,861          1,836
Commercial business                     682             --
Consumer and other                      267            197
                                    -------        -------
                                    $ 8,845        $ 8,240
                                    =======        =======


    Non-accrual loans increased $600,000 to $8.8 million at September 30, 1994 from $8.2 million at December 31, 1993. As a percentage of net loans receivable, non-accrual loans remained steady at 0.28% at September 30, 1994 and December 31, 1993. The 1994 increase in non-accrual loans is related to increases of $500,000 and $700,000 in the commercial real estate mortgage and commercial business loan portfolios, respectively. These increases were offset partially by a $400,000 decrease in non-accrual residential mortgages and a smaller decrease in non-accrual manufactured housing loans. The commercial real estate mortgage increase relates to a purchased loan on a recreational facility which became more seriously delinquent. The commercial business loan increase relates primarily to such loans acquired in the NorthLand acquisition. Non-accrual loans for the other loan portfolios remained at the same relative level at September 30, 1994 as compared to the end of 1993. The Banks had no troubled debt restructurings during 1994.

    All loans included in non-accrual status have been considered by management in its review of the adequacy of allowances for loan losses.

Non-Accrual MBSs:

    During the first quarter of 1994, First Financial placed on non-accrual status two privately issued junior position adjustable rate mortgage-backed securities, aggregating approximately $21.2 million. First Financial has not received full monthly payments due on these securities since late 1993. The payments have been interrupted due to delinquencies and foreclosures in the underlying mortgage portfolio and substantially all of the cash flows are currently directed to owners of the senior position. Further delayed receipt of full monthly principal and interest payments is probable. The underlying loans comprising these securities have been serviced by a California institution under the control of the Resolution Trust Corporation (RTC). Subsequent to September 30, 1994, the servicing of these loans was transferred to the trustee for these securities. The trustee has secured a sub-servicing arrangement for these loans. First Financial's junior position is senior to several subordinate tranches, currently amounting to approximately 7.6% of the face value of the total portfolios in question, which are designed to absorb first losses in the underlying mortgage portfolio.

    During the second quarter an independent national rating agency downgraded these two securities as well as an unrelated senior position security of the same issuer. The senior position security continues to be a performing asset. Subsequent to this downgrading, a $5.8 million writedown was recorded by First Financial relative to these securities reflecting a permanent impairment of the securities. In addition, a $3.2 million general valuation allowance was recorded to cover possible loss on all other junior position private issue MBSs. The writedown amount was based upon information from the rating agency as well as discounted cash flow analyses performed by management (based upon assumptions for delinquency levels, foreclosure rates and recovery ratios in the underlying portfolios). Management believes that this writedown and allowance are adequate based upon its evaluations. As discussed in "Loans and Mortgage-Related Securities", all junior position private-issue MBSs, including the two securities discussed above, not previously classified as available for sale, were transferred to the available-for-sale portfolio during the second quarter of 1994.

    The junior position MBSs transferred to available-for-sale status, excluding the two written-down MBSs discussed above, totaled $184.2 million and had an approximate market value of $184.0 million at the time of transfer. While management does not believe that these latter junior position securities demonstrate any permanent impairment in value, these securities were transferred to the available-for-sale portfolio reflecting management's intention to divest the Bank of such junior position securities and the inherent risk in ownership of such subordinated securities as discussed in "Loans and Mortgage-Related Securities".

    First Financial's portfolio of mortgage-related securities totaled approximately $1.5 billion at September 30, 1994, and except for the three securities which were recently downgraded as noted above, all of First Financial's mortgage-related securities are performing and are i) rated at a minimum of investment grade by at least one nationally recognized independent rating agency, or ii) are government agency backed issues.


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

    A summary of activity in the allowances for loan losses, for the three months and nine months ended September 30, 1994 and 1993, follows:

                                                      Three Months Ended        Nine Months Ended
                                                         September 30,             September 30,
                                                     --------------------       -------------------
                                                      1994           1993       1994           1993
                                                     ------         -----       -----         -----
                                                                     (In thousands)

Allowances at beginning of period                    $23,776        $22,994   $ 23,266       $ 17,067
From acquired banks                                       --             --        816          4,885
Provisions                                             1,662          2,180      4,878          7,824
Charge-offs                                           (2,613)        (7,031)    (7,683)
Recoveries                                               272            321      1,168          1,184
                                                     --------       --------  ---------      --------
Allowances at end of period                          $23,097        $23,277   $ 23,097       $ 23,277


    A discussion of loan loss provisions and charge-offs is presented in "Management's Discussion and Analysis-Comparison of the Unaudited Consolidated Statements of Income for the Three Months and the Nine Months Ended September 30, 1994 and 1993." An analysis of allowances by loan category, the percentage of such allowances by category and in the aggregate to loans receivable at the dates indicated, follows:

                              September 30, 1994            December 31, 1993
                          --------------------------  --------------------------
                                       As Percentage               As Percentage
                          Allowance   Of Total Loans  Allowance   Of Total Loans
                            Amount      In Category    Amount       In Category
                          ----------  --------------  ---------   --------------
                                            (Dollars in thousands)

Credit cards                $ 6,563        3.44%       $ 6,502          3.10%
Residential real estate       5,887         .29          5,877           .30
Manufactured housing          4,543        2.90          4,668          2.83
Commercial and non-resi-
  dential real estate         2,874        2.61          4,010          4.23
Consumer                      2,087         .86          1,728          1.12
Home equity                     469         .21            429           .22
Commercial business             624        3.10             --            --
Education                        50         .03             52           .03
                            -------                    -------
                            $23,097         .74%       $23,266           .80%

    The allowances for loan losses were $23.1 million, or 0.74% of loans receivable, at September 30, 1994 compared to $23.3 million, or 0.80%, at December 31, 1993. The allowances for losses represented 261% of non-accrual loans at September 30, 1994 as compared to 282% at the end of 1993. Management of the Corporation and the Banks believe that the allowances for losses are sufficient based upon their current evaluations.

Foreclosed Properties and Repossessed Assets:

    Foreclosed properties and other repossessed assets are summarized, for the dates indicated, as follows:

                                   September 30,   December 31,
                                        1994           1993
                                   -------------   ------------
                                          (In thousands)

Foreclosed real estate properties       $ 5,879       $ 8,040
Manufactured housing owned                  154           115
Consumer and other repossessed assets        36            48
                                          6,068         8,203
Less allowances for losses               (1,341)       (1,386)
                                        --------      --------
                                        $ 4,727       $ 6,817

    Foreclosed properties, net of allowances for losses, decreased $2.1 million to $4.7 million at September 30, 1994 from $6.8 million at December 31, 1993 due to the sales of two large foreclosed commercial real estate properties in 1994 (see below).

    A summary of the activity in allowances for losses on foreclosed properties, for the three months and nine months ended September 30, 1994 and 1993, is presented below.

                                  Three Months Ended         Nine Months Ended
                                      September 30,             September 30,
                                  --------------------    ----------------------
                                    1994        1993        1994          1993
                                                  (In thousands)
Allowances at beginning
 of period                        $ 1,331      $1,111      $1,386      $   552
Provisions                             75       1,153         400        3,124
Charge-offs                           (65)       (845)       (444)      (2,257)
                                  --------     -------     -------     --------
Allowances at end of
 period                           $ 1,341      $1,419      $1,342      $ 1,419
                                  ========     =======     =======     ========

     A list of the larger commercial real estate properties (having a carrying amount of $1.0 million or greater) included in foreclosed properties, for the dates indicated, is presented below. These properties are carried at the lower of cost or fair value.

                                          Carrying Value At
                                    ---------------------------
Property                            September 30,   December 31,
  Type        Property Location          1994           1993
- ---------   --------------------    -------------   -----------
                                          (In thousands)

Office      Madison, Wisconsin         $    --         $ 1,500
Retail      Milwaukee, Wisconsin         1,089           1,089


    The Madison, Wisconsin property and another $700,000 property were sold in 1994 and financed by First Financial at market terms.

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

    Classified  assets,   including   non-performing   assets,  for  the  Banks,
categorized by type of asset are set forth in the following table:


                                                     September 30,  December 31,
                                                         1994           1993
                                                     -------------  ------------
                                                             (In thousands)
Classified assets:
Non-performing assets:
 Non-accrual loans                                       $  8,845      $  8,240
 Non-accrual MBSs                                          15,455            --
 Foreclosed properties and other
   repossessed assets                                       4,727         6,817
                                                           ------        ------
     Total Non-Performing Assets                           29,027        15,057

Add back general valuation allowances net-
 ted against foreclosed properties above                    1,341         1,386
Adjustment for non-performing residential
 loans not classified due to low
 loan-to-appraisal value                                     (796)         (707)
Additional classified performing loans:
 Residential real estate                                    3,246         1,919
 Commercial real estate                                     8,323         9,747
 Consumer and other                                           604           241
Other adversely classified assets                             386           757
     Total Classified Assets                             $ 42,131      $ 28,400
                                                           ======        ======


     During the nine months ended September 30, 1994, classified assets increased $13.7 million to $42.1 million from $28.4 million at December 31, 1993 as a result of the $15.5 million increase in non-accrual mortgage-backed securities referred to previously (see "Non-Accrual MBSs"). As a percentage of total assets, classified assets increased from 0.60% at year-end 1993 to 0.83% at September 30, 1994.

     The increase in non-accrual loans and the $2.1 million decrease in foreclosed properties during the first nine months of 1994 have been discussed above (see "Non-Accrual Loans" and "Foreclosed Properties").

     The following table sets forth, at the dates indicated, performing commercial real estate mortgage loans (in excess of $1.0 million) included in classified assets, due to the possible adverse effects of identifiable future events.

                                                Loan Amount Classified
                                              ---------------------------
Property Type Of       Property               September 30,   December 31,
Loan Collateral        Location                    1994            1993
- ----------------      ----------              -------------   -----------
                                                     (In thousands)
Office/Land      Sheboygan, Wisconsin          $ 3,645           $3,670
Motels           Various-Tennessee               2,567 (a)        2,600 (a)
Office           Independence, Missouri             --            1,091 (b)

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


     Other assets adversely classified remained relatively unchanged during the first nine months of 1994.

     All adversely classified assets at September 30, 1994, have been considered by management in its evaluation of the adequacy of allowances for losses.

Deposits and Other Liabilities:

     Deposits, excluding the $114.3 million resulting from the NorthLand acquisition, decreased $63.4 million during the nine months ended September 30, 1994. Although interest rates have risen significantly during 1994, the weighted average cost of deposits of 4.07% at September 30, 1994 was only slightly higher than the 4.06% reported at December 31, 1993.

     Advance payments by borrowers for taxes and insurance, excluding $462,000 of such liabilities assumed in the NorthLand acquisition, increased by $44.9 million during the first nine months of 1994 as a result of the normal cumulative monthly deposits made by borrowers less interim payments of taxes and insurance premiums.

Borrowings:

     At September 30, 1994, the Corporation's consolidated borrowings increased to $591.1 million from $438.6 million at December 31, 1993. The increase in borrowings is primarily attributable to i) increases in FHLB advances used to fund loan originations and MBS purchases and ii) $750,000 of borrowings assumed by the Corporation when it acquired NorthLand.

Stockholders' Equity:

     Stockholders' equity at September 30, 1994 was $265.9 million, or 5.26% of total assets, as compared to $234.7 million, or 4.92% of total assets, at December 31, 1993. The major changes in stockholders' equity included i) net income of $33.6 million earned during the first nine months of 1994, ii) cash dividend payments to stockholders of $7.5 million, iii) $11.4 million additional equity realized in the NorthLand acquisition, which was accounted for as a pooling-of-interests, and iv) a negative $7.1 million change in the carrying value of securities available for sale due to market conditions. See Note B to the unaudited consolidated financial statements for a discussion of the accounting treatment of the NorthLand acquisition. Stockholders' equity per share increased from $9.95 per share at year-end 1993 to $10.77 per share at September 30, 1994.

Regulatory Capital:

     As set forth in Note F to the unaudited consolidated financial statements, both First Financial and Port exceed all fully phased-in regulatory capital requirements mandated by the OTS. The Banks have been classified as "well capitalized" institutions by the Federal Deposit Insurance Corporation (FDIC) under applicable insurance of accounts regulations.


Loan Originations:

     A comparison of loan originations for the first nine months of 1994 and 1993, including loans originated for sale (but excluding MBSs), is set forth below:

                                             Nine Months Ended September 30,
                                        ----------------------------------------
                                          1994      Percent      1993    Percent
                                          ----      -------      ----    -------
                                                 (Dollars in thousands)
Loan Type
Mortgage:
One- to four-family                    $ 478,401      59.5%  $  656,248    59.6
Multi-family                              38,344       4.8       60,209     5.5
Commercial/non-residential                27,321       3.4        8,367     0.7
Refinanced one- to four-
  family loans previously
  sold and serviced for others                52        --      185,604    16.9
                                         544,118      67.7      910,428    82.7
                                       ----------    -----   ----------   ------
Consumer                                 170,562      21.2       99,262     9.0
Student                                   39,346       4.9       25,067     2.3
Home equity-net                           31,280       3.9       24,293     2.2
Manufactured housing                      14,817       1.8       16,976     1.5
Commercial business                        3,377        .4
Refinanced manufactured
 housing loans previously
 sold and serviced for others                475        .1       10,809     1.0
Credit cards-net                              --        --       13,773     1.3
                                       ----------    -----   ----------   ------
 Total loans originated                  803,975     100.0    1,100,608   100.0%

Decrease (increase) in undis-
   bursed loan proceeds                   (8,983)                 2,022
                                       ----------            ----------
  Total loans disbursed                $ 794,992             $1,102,630
                                       ==========            ==========

    Total loan originations decreased to $804.0 million for the first nine months of 1994 from $1,100.6 million for the same period in 1993. This net 1994 decrease of $296.6 million was primarily attributable to i) a $366.3 million decrease in mortgage loan originations and ii) a $71.3 million increase in consumer lending.

    One- to four-family mortgage loan originations and refinancings decreased $363.4 million to $478.5 million for the first nine months of 1994 as compared to $841.9 million for the same period in 1993. At September 30, 1994, one- to four-family mortgage loan applications in process and commitments totaled $44.6 million and $21.9 million as compared to $84.2 million and $50.0 million at December 31, 1993. The decrease in originations, refinancings, applications and commitments reflects a lower level of refinancings and reduced borrower demand as interest rates have risen in 1994.

    Originations of multi-family residential mortgage loans were $21.9 million under the 1993 level, while originations of commercial/non-residential mortgage loans increased by $19.0 million over the 1993 level. This shift from multi-family residential lending to non-residential mortgage lending reflects competitive market forces.

    Consumer loan originations increased $71.3 million to $170.6 million in the first nine months of 1994 primarily due to increased volumes in a short-term consumer first mortgage product, increased automobile financing, the availability of additional Wisconsin markets after the NorthLand acquisition and the implementation of a fully-automated consumer loan origination system in the branches.

    Student loan originations increased $14.3 million to $39.3 million during the first nine months of 1994 as a result of increased government guaranteed portfolio acquisitions from other lenders and the elimination of borrowing limits on some student loan products.

    Home equity loan balances increased $31.3 million for the first nine months of 1994 to $224.5 million as customer usage of this product continues to grow.

    Credit card loans decreased $18.4 million in the first nine months of 1994 due to i) the above noted sale of $13.0 million of affinity group-related credit card loans and ii) other net decreases in credit card loan balances which are included in loan repayments in the Corporation's consolidated statement of cash flows. Credit card balances traditionally decrease in the first part of the year due to normal seasonal reductions of consumer demand following the calendar year end. Credit card loan balances totaled $191.0 million at September 30, 1994 compared to $209.4 million at the end of 1993 and $192.2 million at September 30, 1993, reflecting continued growth in this portfolio excluding seasonal factors despite the $13.0 million sale of the affinity group loans noted above.


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

    Interest-bearing assets and liabilities can be analyzed by measuring the magnitude by which such assets and liabilities are interest-rate sensitive and by monitoring an institution's interest-rate sensitivity "gap". An asset or liability is determined to be interest-rate sensitive within a specific time frame if it matures or reprices within that time period. An interest-rate sensitivity "gap" is defined as the difference between the amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest- costing liabilities anticipated to mature or reprice within the same time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities that mature or reprice within a given time frame. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets that mature or reprice within a specified time period.

    The table on page 24 sets forth the combined estimated maturity/repricing structure of the Corporation's consolidated interest-earning assets (including net items) and interest-costing liabilities at September 30, 1994. Assumptions regarding prepayment and withdrawal rates are based upon the Banks' historical experience, and management believes such assumptions are reasonable. The table does not necessarily indicate the impact of general interest rate movements on the Banks' net interest income because repricing of certain categories of assets and liabilities through, for example, prepayments of loans and withdrawals of deposits, is beyond the Banks' control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the data in the table.

    The Corporation's consolidated positive one-year interest-rate sensitivity gap at September 30, 1994 was $185,000 or 0.01% of total assets. The one-year positive gap decreased $290.6 million from the December 31, 1993 positive gap of $290.8 million or 6.09% of total assets at that date.

    The Corporation's consolidated one-year positive gap position of 0.01% at September 30, 1994 falls within management's current operating range of a 10% positive gap position to a 10% negative gap position. In view of the current interest-rate environment and the related impact on customer behavior, management believes that it is extremely important to weigh and balance the effect of asset/liability management decisions in the short-term in its efforts to maintain net interest margins and acceptable future profitability. As such, management believes that it has been able to achieve a consistent net interest margin while still meeting its asset/liability management objectives.

    In this regard, the Banks also measure and evaluate interest rate risk via a separate methodology. The net market value of interest-sensitive assets and liabilities is determined by measuring the net present value of future cash flows under varying interest rate scenarios in which interest rates would theoretically increase or decrease up to 400 basis points on a sudden and prolonged basis. This theoretical analysis at September 30, 1994 indicates that the Banks' current financial position should adequately protect the Banks, and thus the Corporation, from the effects of rapid rate changes. The OTS issued a final regulation which calls for further regulatory capital requirements based upon this market value methodology. See Note F to the unaudited consolidated financial statements. Management of the Corporation anticipates that current asset/liability management practices should place the Banks in compliance with this regulation and that further capital will not be required as a result thereof.

FIRST FINANCIAL CORPORATION CONSOLIDATED GAP ANALYSIS AT SEPTEMBER 30, 1994

                                               Greater        Greater      Greater    Greater
                                               Than One      Than Three   Than Five   Than Ten    Greater
                                  Under        Through        Through      Through    Through       Than
                                 One Year     Three Years    Five Years   Ten Years   20 Years    20 Years       Total
                                 ---------    -----------    -----------  ----------  ---------   ---------     --------
                                                              (Dollars in thousands)

Rate-sensitive assets:
 Investments and interest-
   earning deposits (a)(b)       $   95,749   $   66,819    $      148   $      591  $   32,791   $     --    $   196,098
 Mortgage-related securities (b)  1,397,557       49,455        21,028       24,805       7,637         --      1,500,482
 Mortgage loans (c)(d):
  Fixed-rate                        203,962      333,109       252,183      433,963     189,353      2,424      1,414,994
  Adjustable-rate                   389,571      315,919         3,109           --          --         --        708,599
 Other loans                        705,372      162,813        70,745       59,237      11,869         --      1,010,036
                                  2,792,211      928,115       347,213      518,596     241,650      2,424      4,830,209

Rate-sensitive liabilities:
 Deposits (e)(f)                  2,312,181    1,093,968       361,248      217,744     125,328     46,481      4,156,950
 Borrowings (g)                     479,845       48,725         1,476       58,379          --      2,720        591,145
                                  2,792,026    1,142,693       362,724      276,123     125,328     49,201      4,748,095


GAP (repricing difference)       $     185    $ (214,578)  $  (15,511)   $  242,473  $  116,322   $(46,777)   $    82,114


Cumulative GAP                   $     185    $ (214,393)  $ (229,904)   $   12,569  $  128,891    $ 82,114


Cumulative GAP/Total assets           0.01%        (4.24)%      (4.55)%         .25%       2.55%       1.63%

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

(d) Includes loans held for sale.

(e) Deposits include $59.1 million of tax and insurance accounts and exclude accrued interest on deposits of $3.6 million.

(f) The Corporation has assumed that its passbook savings, NOW accounts and money market deposit accounts would have projected annual withdrawal rates, based upon the Corporation's historical experience, of 26%, 34% and 42%, respectively.

(g) Collateralized mortgage obligations totaling $3.4 million are included in the "Greater Than Five Through Ten Years" category.

                               COMPARISON OF THE
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                          SEPTEMBER 30, 1994 AND 1993


Selected Income Statement Information:

     Net income of $13.7 million for the third quarter of 1994 increased $2.4 million, or 21.4% from the $11.3 million reported for the same period in 1993. The annualized returns on average assets and average equity for the third quarter of 1994 improved to 1.09% and 20.91%, respectively, from 0.97% and 20.87%, respectively, as compared to the similar 1993 period. Fully diluted earnings per share increased to $0.54 per share for the 1994 quarter as compared to $0.46 per share reported for the third quarter of 1993.

     Net income of $33.6 million for the nine months ended September 30, 1994 was up from the $32.0 million reported for the same period in 1993. Results for 1994 were negatively affected by a $9.0 million unrealized loss on the potential impairment of MBSs (see Non-Accrual MBSs). This adjustment has resulted in lower returns on average assets and average equity for the 1994 period. The annualized returns on average assets and average equity decreased to 0.90% and 17.40%, respectively, for the nine months ended September 30, 1994, as compared to 0.94% and 20.55%, respectively, for the same period in 1993. Fully diluted earnings per share was $1.32 per share for each of the nine month periods ended September 30, 1994 and 1993.


Net Interest Income:

     Net interest income increased $4.1 million to $41.8 million during the third quarter of 1994 from $37.7 million for the third quarter of 1993. The net interest margin of 3.51% for the third quarter of 1994 was up from the 3.40% reported for the third quarter of 1993. Interest income and interest expense increased $5.1 million and $900,000, respectively, for the third quarter of 1994 as compared to 1993. The average balances of interest-earning assets and interest-bearing liabilities increased from $4.479 billion and $4.402 billion, respectively, in 1993 to $4.812 billion and $4.697 billion, respectively, in 1994. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 102.45% for the third quarter of 1994 as compared to 101.74% for the 1993 quarter. The 1994 increases in average balances are primarily due to the asset growth funded via FHLB advances and the effect of recent acquisitions (see Note B to the unaudited consolidated financial statements). The increase in average interest-earning assets, as well as the improved earning-asset ratio noted above, was complemented by a slightly greater decrease in the average cost on interest-bearing liabilities (4.28% in 1993 versus 4.09% in 1994) than in the average yield of interest-earning assets (7.61% in 1993 versus 7.50% in 1994). As discussed in the "Non-accrual MBS" section, two MBSs were placed on non-accrual status during the first quarter of 1994. As a result of this action, interest income and net interest income have been reduced by approximately $400,000 and $1.5 million for the quarter and the nine months ended September 30, 1994, respectively. Future earnings, with respect to these securities, will be negatively affected by approximately $400,000 per quarter, or approximately 0.03% of earning assets.

     Net interest income increased $10.5 million to $121.2 million during the first nine months of 1994 from $110.7 million for the same period in 1993. The net interest margin of 3.40% for the first nine months of 1994 was up from the 3.37% reported for the nine months of 1993. Interest income increased $8.2 million for the first nine months of 1994 as compared to 1993. Interest expense decreased $2.3 million for the first nine months of 1994 as compared to the same period in 1993. The average balances of interest-earning assets and interest-bearing liabilities increased from $4.362 billion and $4.293 billion, respectively, in 1993 to $4.742 billion and $4.633 billion in 1994, respectively. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 102.35% for the nine months of 1994 as compared to 101.60% for the 1993 period. The 1994 increases in average balances again are due to the same reasons noted above. The increase in average interest-earning assets, as well as the improved earning-asset ratio noted above, were primarily responsible for the slight increase in the net interest margin. The net interest spread remained at 3.30% in 1994 as the average yield on interest-earning assets (7.78% in 1993 versus 7.39% in 1994) decreased in proportion to the decrease in the average cost of interest-bearing liabilities (4.48% in 1993 versus 4.09% in 1994).

Interest Spread:

     The following table sets forth the weighted average yield earned on the Corporation's interest-earning assets, the weighted average interest rate paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the three months and the nine months ended September 30, 1994 and 1993. A comparison of similar data as of September 30, 1994 and 1993 is also shown. Balances of interest-sensitive assets and liabilities arising from the Citizens acquisition are included from the date of acquisition and the balances relating to the NorthLand acquisition are included from January 1, 1994. See Note B to the unaudited financial statements for further discussion of these acquisitions.


                                 For the             For the
                             Three Months Ended  Nine Months Ended        At
                               September 30,       September 30,   September 30,
                             ------------------  ----------------- -------------
                              1994      1993      1994      1993    1994    1993
                              ----      ----      ----      ----    ----    ----
Weighted average yield on
 interest-earning assets      7.50%     7.61%    7.39%     7.78%   7.48%   7.55%

Weighted average rate paid
 on deposit accounts and
 borrowings                   4.09      4.28     4.09      4.48    4.18    4.25

Interest spread               3.41%     3.33%    3.30%     3.30%   3.30%   3.30%

Net interest margin (net
 interest income divided
 by earning assets)           3.51%     3.40%    3.40%     3.37%   3.39%   3.37%


The interest spread increased to 3.41% for the three months ended September 30, 1994 from 3.33% for the same period in 1993 due to the factors noted above. The interest spread was at 3.30% for each of the nine month periods ended September 30, 1994 and 1993. The interest spread and the net interest margin were 3.30% and 3.39%, respectively, at September 30, 1994 as compared to 3.30% and 3.37%, respectively, at September 30, 1993. Although the net interest margin at September 30, 1994 is somewhat lower than at the end of recent periods due to market factors, point-in time calculation methodology and the MBS non-accrual situation, the increase in average earning assets and the earning asset ratio should positively impact net interest income during the remainder of 1994 and offset the negative effects of potential higher interest rates.

Provisions For Losses on Loans:

   Provisions for loan losses decreased $500,000 and $2.9 million for the third quarter and the first nine months, respectively, of 1994 as compared to the 1993 periods. The 1994 decreases in provisions for loan losses reflects the lower nine-month 1994 charge-off experience as well as a lower level of delinquencies in the first nine months of 1994.

   The following table summarizes the Corporation's net charge-off experience by category for the three months and nine months ended September 30, 1994 and 1993.

                          For the Three Months       For the Nine Months
                           Ended September 30,        Ended September 30,
                          --------------------       --------------------
                           1994          1993         1994          1993
                          ------         -----       ------         -----
                            Net           Net          Net            Net
                        Charge-offs  Charge-offs   Charge-offs    Charge-offs
                        (Recoveries) (Recoveries)  (Recoveries)   (Recoveries)
                        -----------  ------------  ------------   -----------
Loan Type                              (Dollars in thousands)

Credit cards               $1,454        $1,393       $4,589         $3,848
Manufactured housing          292           412          870          1,833
Residential real estate       221            (5)         (54)           332
Consumer and other             69            97          153             41
Commercial real estate        200            --          200            445
Commercial business           105            --          105             --
                          -------       -------      -------        -------
                           $2,341        $1,897       $5,863         $6,499
                          =======       =======      =======        =======

Net charge-offs as a
  percent of average loans
  outstanding (annualized)   0.30%        0.27%         0.25%          0.32%
                          =======       =======      ========       =======


    The OTS and the FDIC, as an integral part of their supervisory examination process, periodically review the Banks' allowances for losses. These agencies may require the Banks to recognize additions to the allowances based upon their judgment of information available to them at the time of their examination. The regularly scheduled 1993 supervisory examinations of the Banks were completed in late 1993 and no material corrective actions were required. The 1994 supervisory examination is currently in progress.

     Management of the Corporation and the Banks believe that the current level of provisions for losses are sufficient based upon its allowance criteria. See "Allowances for Loan Losses" for further discussion.

Non-Interest Income:

    Non-interest income decreased $2.3 million during the third quarter of 1994 as compared to the same period in 1993 primarily due to a $2.3 million decrease in gains on sales of loans. Deposit fee income decreased $100,000 in 1994. Insurance and brokerage sales commissions increased $100,000 as First Financial's insurance agency subsidiary continues to perform well. The $100,000 increase in losses on sales of available-for-sale securities in 1994 relates to the sale of MBSs as the Corporation acted to dispose of junior position MBSs transferred to available-for-sale status (see "Loans and Mortgage-Related Securities"). Gains realized from the sale of loans decreased $2.3 million to $300,000 in 1994. The Banks sell long-term, fixed-rate mortgage loans in the normal course of interest-rate risk management. Gains or losses realized from the sale of loans held for sale can fluctuate significantly from period to period depending upon the volatility of interest rates and the volume of loan originations. Thus, results of sales in any one period may not be indicative of future results. As a result of the recent rise in interest rates, management believes it is unlikely that gains on sales of loans for the remainder of 1994 will be at levels reported in 1993.

    Non-interest income decreased $10.2 million during the first nine months of 1994 as compared to 1993 with the primary decreases relating to i) the $9.0 million MBS impairment loss (see "Non-Accrual MBSs"), and ii) a $3.4 million drop in gains on sales of loans. Increases of $200,000 in deposit account service fees, $300,000 in insurance and brokerage sales commissions and $1.4 million in gains on sales of available-for-sale securities were offset by the $3.4 million decrease in gains on sales of loans held for sale and a $300,000 decrease in service fees on loans sold as a result of a lower average servicing spread and the reclassification of certain guaranty fees against interest income in 1994. Other income increased $800,000 for the first nine months of 1994, as compared to 1993, due to a $400,000 gain realized on the sale of finance company receivables of NorthLand during the first quarter of 1994. The net gains on sales of loans for the first nine months of 1994 decreased $3.4 million as noted above to $1.7 million, including a $1.2 million gain on the sale of credit card loans, aggregating $13.0 million, upon the termination of a credit card affinity group relationship. The $1.4 million of net gains on sales of available-for-sale securities relates to actions taken by management to i) protect the value of that portfolio as interest rates rose sharply in the first half of 1994 and ii) to dispose of junior position MBSs transferred to available-for-sale status (See "Loans and Mortgage-Related Securities").

Non-Interest Expense:

    Non-interest expenses decreased approximately $900,000 for the quarter ended September 30, 1994 and increased $800,000 for the nine months ended September 30, 1994, as compared to the similar periods in 1993. The level of non-interest expenses reflects i) inherent increases in the expanded scope of operations as a result of the 1993 and 1994 acquisitions, ii) effective cost controls, iii) reductions in writedowns of foreclosed commercial real estate properties in 1994 and iv) a higher level of federal deposit insurance costs. The major categories of non-interest expense affected by acquisitions are compensation, occupancy and federal deposit insurance.

    Federal deposit insurance expense increased $200,000 and $2.1 million, respectively, in the three months and nine months ended September 30, 1994 as compared to 1993 due in part to the increase in insured deposits as a result of the recent acquisitions. However, also affecting the nine-month comparison was a reduction in the level of premiums assessed to the Banks in 1993 as the FDIC allowed a one-time premium reduction (approximately $1.5 million) representing the Banks' previously unutilized credits, from the dissolved Secondary Reserve of the Federal Savings and Loan Insurance Corporation. The Banks' credits in the Secondary Reserve had been written-off in 1987 due to the uncertainty of recoverability.

    The net cost of operations of foreclosed properties decreased $1.0 million and $2.5 million for the three months and the nine months ended September 30, 1994, respectively, as compared to 1993 when a higher level of writedowns was experienced relative to foreclosed commercial real estate properties.

    Non-interest expenses decreased as a percentage of average assets to 2.12% and 2.17%, respectively, for the third quarter and first nine months of 1994 as compared to 2.35% and 2.33% for the same periods in 1993. The improvement in this ratio is reflective of i) the growth in the Corporation's assets resulting from acquisitions, ii) the effectiveness of the consolidation of operations after the acquisitions in 1993 and 1994, iii) decreases in writedowns on foreclosed commercial real estate and iv) ongoing expense control measures.

    Controllable non-interest expenses, which exclude the amortization of intangible assets and the net cost of operations of foreclosed properties, decreased to 2.01% and 2.05% of average assets for the three months and nine months ended September 30, 1994 as compared to 2.09% and 2.10% for the same periods in 1993. In addition, the Corporation's efficiency ratio (which represents the ratio of controllable expenses to net interest income plus recurring non-interest income) improved to 51.03% and 52.55% for the three months and nine months ended September 30, 1994, respectively, as compared to 54.40% and 54.06% for the 1993 periods.

    See Note I to the unaudited consolidated financial statements re the impact on non-interest expenses of the merger of Port into First Financial.


Income Taxes:

    Income tax expense increased $800,000 and $900,000 for the third quarter and first nine months of 1994, respectively, as compared to the same periods in 1993. The effective income tax rate, as a percent of pre-tax income, decreased from 37.18% for the third quarter of 1993 to 35.25% in 1994 and remained level at 36.86% for the first nine months of 1994 as compared to 36.85% for the 1993 period. The decrease in the effective tax rate for the 1994 quarter relates to an adjustment arising to a change in filing status for state tax purposes.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

   a.   Exhibits:


   Exhibit 11 - Computation of Earnings Per Share.

   Exhibit 27 - Financial Data Schedules


   b.   Reports on Form 8-K - None.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 FIRST FINANCIAL CORPORATION


Date: November 10, 1994           /s/ John C. Seramur
                                  ----------------------------------------
                                  John C. Seramur, President
                                  (Chief Executive Officer) and Director





Date: November 10, 1994           /s/ Thomas H. Neuschaefer
                                  ----------------------------------------
                                  Thomas H. Neuschaefer
                                  Vice President, Treasurer and Chief
                                    Financial Officer