Form 10-K/A
period 1993-12-31
FIRST FINANCIAL CORP /WI/
filed 1995-01-26
CIK 735553

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1993

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition report from __________ to __________

                         Commission File Number 0-11889


                          FIRST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

            Wisconsin                                            39-1471963
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

                    Common Stock, par value $1.00 per share
                                (Title of Class)

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

FINANCIAL RATIOS

                                                   Year Ended December 31,
                                         ------------------------------------------
                                         1993               1992               1991
                                         ----               ----               ----
Return on average assets*                  .98%               .79%               .58%
Return on average equity*                21.24              15.78              11.85
Average equity to average assets          4.62               4.99               4.86
Dividend payout ratio*                   18.62              17.93              19.87
Net interest spread:
      During the period                   3.33               3.27               3.12
      At end of period                    3.29               3.27               3.27

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

                                                                                 December 31,
                                             -------------------------------------------------------------------
                                               1993 (e)           1992 (f)            1991              1990 (g)          1989 (h)
                                             ----------         ----------         ----------         ----------         ---------
                                                                            (Dollars in thousands)
Financial Condition and Other Data
Total assets............................     $4,773,783         $3,908,286         $3,220,002         $3,142,293         $2,456,695
Investments (a).........................        275,696            163,800            104,022            186,139            137,839
Loans receivable and mortgage-related
  securities............................      4,173,528          3,457,466          2,847,175          2,685,162          2,125,376
Loans held for sale-net.................         73,919             54,840             38,061             53,103             16,888
Intangible assets.......................         31,392             23,278             20,388             23,178              5,505
Deposits................................      4,050,520          3,206,112          2,935,645          2,883,214          2,098,234
Borrowings..............................        438,598            461,948             77,243             60,351            177,253
Shareholders' equity (substantially
  restricted)(b)........................        233,835            194,095            164,535            149,576            137,081
Number of full-service offices..........            117                 94                 86                 86                 67

                                                                             Year Ended December 31,
                                             -------------------------------------------------------------------
                                               1993 (e)           1992 (f)            1991             1990 (g)           1989 (h)
                                             ----------         ----------         ----------         ----------         ---------
                                                              (In thousands except per share amounts)
Operating Data
Interest income.........................     $  340,123         $  296,871         $  300,081         $  292,141         $  235,890
Interest expense........................        189,734            181,896            203,749            204,748            162,059
                                             ----------         ----------         ----------         ----------         ----------
Net interest income.....................        150,389            114,975             96,332             87,393             73,831
Provision for losses on loans...........        (10,219)           (13,851)           (18,333)           (16,044)           (18,306)
Loan fees and servicing income..........         14,112             12,961             15,143             15,884             14,510
Other non-interest income...............         16,034             14,348             13,628             13,996             12,344
Gain on sale of loans and securities....          7,575              4,900              5,560              1,503              5,535
Non-interest expense....................       (105,804)           (88,711)           (81,395)           (76,840)           (64,868)
                                             ----------         ----------         ----------         ----------         ----------
Income before income taxes and the
  cumulative effect of a change in
  accounting principle .................         72,087             44,622             30,935             25,892             23,046
Income taxes............................         26,872             16,190             12,409              9,870              8,670
                                             ----------         ----------         ----------         ----------         ----------
Income before the cumulative effect of a
 change in accounting principle.........         45,215             28,432             18,526             16,022             14,376
Cumulative effect of a change in
  accounting principle (c)..............             --              5,600                 --                 --                 --
                                             ----------         ----------         ----------         ----------         ----------
Net income..............................     $   45,215         $   34,032         $   18,526         $   16,022         $   14,376
                                             ==========         ==========         ==========         ==========         ==========

Earnings per share (d):
  Primary:
     Income before the cumulative effect
        of a change in accounting
        principle ...................... (c) $     1.88         $     1.21         $      .80         $      .70         $      .63
     Net income.........................           1.88               1.45                .80                .70                .63
  Fully Diluted:
    Income before extraordinary items
      and the cumulative effect of a
      change in accounting principle(c).     $     1.86         $     1.19         $      .79         $      .70         $      .63
     Net income.........................           1.86               1.43                .79                .70                .63

Cash dividends declared and paid per
  share (f).............................     $      .35         $      .22         $      .16         $      .16         $      .15

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

          The Company has restated its December 31, 1993 balance sheet to reflect a correction of an error relating to the misclassification of certain of its mortgage-backed securities ("MBSs"). Subsequent to the filing of the Annual Report on Form 10-K, management began investigating two delinquent MBSs serviced by a California institution under the control of the RTC. In the second quarter of 1994, the investigation showed that the Corporation held approximately $184.0 million of subordinated mezzanine MBSs in its portfolio (in addition to the two delinquent MBSs), and questions were raised as to how such mezzanine securities were purchased under the Corporation's existing investment policy which requires the purchase of senior tranche securities only. It was determined that investment officers in 1991 and 1992 mistakenly interpreted the policy to permit the purchase of mezzanine securities, which consisted of "a" senior tranche but not "the" senior tranche. Since the inherent risk of ownership of the subordinated mezzanine securities could affect management's intent and/or ability to hold such securities, it was determined that the classification held-to-maturity was in error at December 31, 1993. All financial data contained herein has been restated to reflect this reclassification as of December 31, 1993, which results in treating these securities as available-for-sale upon the adoption of SFAS No. 115. The reclassification was originally reported at June 30, 1994, the quarter when the error was discovered. The significant changes include shareholders' equity, revised to $233.8 million from $234.7 million, and stockholders' equity per share, revised to $9.91 from $9.95.

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

                                                                             December 31,
                                           -------------------------------------------------------------------------------
                                                     1993                        1992                      1991
                                           -------------------------    ----------------------      ----------------------
                                            Amount         Percent       Amount        Percent      Amount        Percent
                                           -------        ----------    -------      ----------     -------     ----------
                                                                       (Dollars in thousands)
Type of Loans
Real estate mortgage loans:

 Conventional loans:
   One- to four-family.................    $1,766,519       41.1%     $1,230,914        34.5%     $1,084,541        37.0%
   Multi-family........................       183,619        4.3         155,798         4.4         133,965         4.6
 FHA and VA............................        36,410         .8          43,708         1.2          53,299         1.8
 Commercial and other real estate......        94,789        2.2         101,865         2.9         100,915         3.4
                                           ----------      -----      ----------       -----      ----------       -----

Total real estate mortgage loans.......     2,081,337       48.4       1,532,285        43.0       1,372,720        46.8
                                           ----------      -----      ----------       -----      ----------       -----
Other loans:

 Credit card loans.....................       209,414        4.9         178,436         5.0         160,712         5.5
 Home equity loans.....................       193,291        4.5         162,283         4.6         141,285         4.8
 Education loans.......................       167,385        3.9         163,261         4.6         158,664         5.4
 Manufactured housing loans............       165,017        3.8         133,195         3.7         140,384         4.8
 Consumer loans........................       153,574        3.6          89,028         2.5          64,578         2.2
 Other loans...........................           111         --           3,298          .1           4,831          .1
                                           ----------      -----      ----------       -----      ----------       -----

Total other loans......................       888,792       20.7         729,501        20.5         670,454        22.8
                                           ----------      -----      ----------       -----      ----------       -----
Total loans receivable before
   net items...........................     2,970,128       69.1       2,261,786        63.5       2,043,174        69.6

Mortgage-related securities............     1,324,943       30.9       1,301,589        36.5         893,733        30.4
                                           ----------      -----      ----------       -----      ----------       -----
Total Loans Receivable Before
 Net Items And Mortgage-
 Related Securities....................    $4,295,072      100.0%     $3,563,375       100.0%     $2,936,907       100.0%
                                           ==========      =====      ==========       =====      ==========       =====

TABLE CONTINUED

                                                                     December 31,
                                                           1990                        1989
                                                   ---------------------      ----------------------
                                                   Amount         Percent      Amount       Percent
                                                  -------        ----------    -------     ---------
                                                                    (Dollars in thousands)
Type of Loans
Real estate mortgage loans:

 Conventional loans:
   One- to four-family.................          $1,245,965        44.7%    $1,104,530        50.3%
   Multi-family........................             133,485         4.8         95,161         4.3
 FHA and VA............................              59,286         2.1         59,769         2.7
 Commercial and other real estate......             111,569         4.0        129,079         5.9
                                                 ----------       -----     ----------       -----

Total real estate mortgage loans.......           1,550,305        55.6      1,388,539        63.2
                                                 ----------       -----     ----------       -----
Other loans:

 Credit card loans.....................             152,320         5.5        142,946         6.5
 Home equity loans.....................             113,426         4.0         98,877         4.5
 Education loans.......................             144,054         5.2        125,445         5.8
 Manufactured housing loans............             155,466         5.6        174,123         7.9
 Consumer loans........................              99,514         3.6         98,034         4.5
 Other loans...........................               5,166          .1          5,409          .2
                                                 ----------       -----     ----------       -----

Total other loans......................             669,946        24.0        644,834        29.4
                                                 ----------       -----     ----------       -----

Total loans receivable before
   net items...........................           2,220,251        79.6      2,033,373        92.6

Mortgage-related securities............             569,085        20.4        162,056         7.4
                                                 ----------       -----     ----------       -----
Total Loans Receivable Before
 Net Items And Mortgage-
 Related Securities....................         $2,789,336        100.0%    $2,195,429       100.0%
                                                ==========        =====     ==========       =====

       A summary of the Corporation's loan portfolio, before net items, including loans held for sale and mortgage-related securities is set forth below by adjustable-rate loans, short-term loans and fixed-rate loans.

                                               December 31, 1993            December 31, 1992           December 31, 1991
                                             ---------------------        ----------------------      -------------------
                                                            Percent                      Percent                    Percent
                                              Balance       Of Total       Balance       Of Total      Balance      Of Total
                                             ---------     ---------      ---------     ---------     ---------     --------
                                                                          (Dollars in thousands)
Adjustable-rate loans:
   Mortgage-related securities.............  $ 1,150,050                  $1,140,581                 $  679,983
   Mortgage loans..........................      515,755                     498,118                    632,965
   Education loans.........................      167,385                     163,261                    158,664
   Home equity loans.......................      193,291                     162,283                    141,285
   Manufactured housing loans..............        5,857                       7,111                     10,626
   Consumer loans..........................        5,816                       1,741                      2,709
                                             -----------                  ----------                 ----------
       Total...............................    2,038,154      47.5%        1,973,095       55.4%      1,626,232       55.4%

Short-term loans*:
   Credit card loans.......................     209,414                      178,436                    160,712
   Mortgage loans..........................     230,054                      158,351                    120,028
   Consumer loans..........................      55,414                       32,608                     26,925
   Deposit account loans...................       4,158                        3,889                      5,641
   Manufactured housing loans..............       1,443                        5,761                      5,461
                                             ----------                   ----------                 ----------
       Total...............................     500,483       11.6           379,045       10.6         318,767       10.8
                                             ----------      -----        ----------      -----      ----------      -----
    Total adjustable-rate and
      short-term loans.....................   2,538,637       59.1         2,352,140       66.0       1,944,999       66.2

Loans having maturities greater than
 three years:
   Conventional mortgage loans.............   1,299,057                      831,993                    568,124
   FHA/VA mortgage loans...................      36,470                       43,823                     51,603
   Mortgage-related securities.............     174,893                      161,008                    213,750
   Conventional manufactured
     housing loans.........................      72,165                       81,153                     94,057
   FHA/VA manufactured housing
     loans.................................      85,552                       39,170                     30,240
   Consumer loans..........................      88,187                       50,790                     29,303
   Other loans.............................         111                        3,298                      4,831
                                             ----------                   ----------                 ----------
       Total fixed-rate loans..............   1,756,435       40.9         1,211,235       34.0         991,908       33.8
                                             ----------      -----        ----------      -----      ----------      -----

       Total...............................  $4,295,072      100.0%       $3,563,375      100.0%     $2,936,907      100.0%
                                             ==========      =====        ==========      =====      ==========      =====

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

                                                             1995 -      1997 -      1999 -      2004 -     After
                                                   1994       1996        1998        2003        2013       2013        Total
                                                    ----     --------    --------    --------    --------    ------      -------
                                                                                 (In thousands)

Real estate mortgage loans....................  $  382,149  $147,791    $110,622    $395,785   $  896,899  $ 89,499    $2,022,745
Construction mortgage loans...................      12,586    21,125       5,095       6,600       12,939       247        58,592
Mortgage-related securities...................   1,150,050    28,183           6      33,807       61,142    51,755     1,324,943
Credit card and home equity
   loans......................................     379,185    23,520          --          --           --        --       402,705
Other loans*..................................     189,974    51,927      62,439     107,956       63,988     9,803       486,087
                                                ----------  --------    --------    --------   ----------  --------    ----------

       Total..................................  $2,113,944  $272,546    $178,162    $544,148   $1,034,968  $151,304    $4,295,072
                                                ==========  ========    ========    ========   ==========  ========    ==========

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

                                                                              Year Ended December 31,
                                                                    ---------------------------------------------
                                                                       1993              1992               1991
                                                                    ----------        ----------          -------
                                                                                    (In thousands)
Loans originated:
  Mortgage loans:
     One- to four-family.........................................   $1,045,795         $  598,477        $  295,206
     Multi-family................................................       85,719             54,643            28,900
     Commercial real estate......................................       10,712              6,821             5,956
     Refinanced residential mortgage loans
      previously sold and serviced for others....................      187,066            294,477            44,334
                                                                    ----------         ----------        ----------
                                                                     1,329,292            954,418           374,396
  Consumer loans.................................................      136,766             93,967            59,854
  Education loans................................................       31,885             30,115            36,875
  Home equity loans - net increase...............................       31,008             19,385            27,860
  Credit card loans - net increase...............................       30,978             17,724             8,393
  Manufactured housing loans.....................................       23,405             17,292            11,361
  Refinanced manufactured housing loans pre-
    viously sold and serviced for others.........................       36,953                 --                --
  Decrease (increase) in undisbursed
   loan proceeds.................................................        8,142                322            (1,910)
                                                                    ----------         ----------        ----------
           Total loans originated................................    1,628,429          1,133,223           516,829
Mortgage-related securities purchased............................      240,640            696,206           616,306
                                                                    ----------         ----------        ----------

           Total originations and purchases......................    1,869,069          1,829,429         1,133,135
                                                                    ----------         ----------        ----------

Loans and mortgage-related securities from
  acquisitions (before net items)................................      540,474                146                --
                                                                    ----------         ----------        ----------

Market valuation adjustment: available-
  for-sale mortgage-related securities...........................        3,233                 --                --
                                                                    ----------         ----------        ----------

Loan repayments and sales:
  Repayments of loans and mortgage-related
     securities..................................................      949,794            711,259           504,342
  Sales of one- to four-family real estate
     loans ......................................................      614,664            481,586           285,355
  Sales of multi-family and commercial
     real estate loans...........................................       25,621              9,128            10,179
  Sales of mortgage-related securities...........................       81,294                812           154,506
  Sales of manufactured housing loans............................           --                 --               503
  Sales of indirect automobile loans.............................           --                 --            30,679
                                                                    ----------         ----------        ----------
           Total repayments and sales............................    1,671,373          1,202,785           985,564
                                                                    ----------         ----------        ----------

Increase in total loans before net items
  (excluding  change in undisbursed loan
  proceeds), including loans held for sale
  and mortgage-related securities................................   $  741,403         $  626,790        $  147,571
                                                                    ==========         ==========        ==========

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

                                                                               December 31,
                                                     -----------------------------------------------------
                                                                  1993                      1992
                                                               -----------                ---------
                                                       Amount           %         Amount              %
                                                     ---------      ---------    --------          -------
                                                                    (Dollars in thousands)

Loans owned by the Banks.........................    $2,951,000          69.0%     $2,235,000         63.0%
Loans serviced for others........................     1,301,000          31.0       1,311,000         37.0
                                                     ----------         -----      ----------        -----
      Total loans serviced.......................    $4,252,000         100.0%     $3,546,000        100.0%
                                                     ==========         =====      ==========        =====

       Information concerning the Banks' servicing income from loans serviced for others is summarized in the following table for the periods indicated.

                                                                      1993           1992          1991
                                                                    --------       --------      ------
                                                                            (Dollars in thousands)

Loan servicing income...........................................    $ 5,233         $4,395        $6,920
Servicing spread for the year*..................................       .401%          .307%         .443%

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

                                                                         Balance At December 31,
                                                                    ---------------------------------
                                                                     1993                       1992
                                                                    ------                     -----
                                                                              (In thousands)
30 - 59 Days Delinquent

Residential real estate loans                                       $ 5,844                  $  5,626
Commercial real estate loans                                          3,798                     1,553
Manufactured housing loans                                            2,999                     4,215
Credit card loans                                                     1,988                     1,594
Consumer, student and other loans                                     4,493                     3,762
                                                                    -------                  --------
                                                                    $19,122                  $ 16,750
                                                                    =======                  ========

60 - 90 Days Delinquent

Residential real estate loans                                       $ 1,111                  $    492
Commercial real estate loans                                            707                       980
Manufactured housing loans                                            1,035                     1,849
Credit card loans                                                       904                       782
Consumer, student and other loans                                     4,287                     4,029
                                                                    -------                  --------
                                                                    $ 8,044                  $  8,132
                                                                    =======                  ========

Total 30 - 90 Day Delinquent Loans

Residential real estate loans                                       $ 6,955                  $  6,118
Commercial real estate loans                                          4,505                     2,533
Manufactured housing loans                                            4,034                     6,064
Credit card loans                                                     2,892                     2,376
Consumer, student and other loans                                     8,780                     7,791
                                                                    -------                  --------
                                                                    $27,166                  $ 24,882
                                                                    =======                  ========

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

                                                                    Carrying Value At December 31,
                                                                    ------------------------------
Property Type             Location                                    1993                   1992
- - -------------             --------                                   ------                 -----
                                                                          (In thousands)

Office                    Madison, Wisconsin                         $ 1,500                $1,573
Retail                    Milwaukee, Wisconsin                         1,089                    --
Office                    Phoenix, Arizona                               700                 1,020
Office/Retail             Carpentersville, Illinois                       --                 3,425
Office                    Independence, Missouri                          --                 1,550


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

                                                                                      December 31,
                                                                               ------------------------
                                                                                 1993             1992
                                                                               --------          ------
                                                                                     (In thousands)

Classified assets:

   Non-performing assets:
      Non-accrual loans                                                        $  8,240          $ 15,659
      Foreclosed properties and other
         repossessed assets                                                       6,817            14,198
                                                                               --------          --------
            Total Non-Performing Assets                                          15,057            29,857

   Add back valuation allowances netted against
     foreclosed properties above                                                  1,386                --
   Adjustment for non-performing residential loans
      not classified due to low loan-to-
      appraisal value                                                              (707)             (771)
   Additional classified performing loans:
      Residential real estate                                                     1,919                --
      Commercial real estate                                                      9,747             7,240
      Consumer (including manufactured housing
         and credit cards)                                                          241               378
   Collateralized industrial development revenue
      bond agreements                                                                --             4,555
   Other assets                                                                     757             1,945
                                                                               --------          --------
            Total Classified Assets                                            $ 28,400          $ 43,204
                                                                               ========          ========

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

                                                                          Loan Amount Classified
                                                                    ------------------------------------
Property Type Of                     Property                       December 31,            December 31,
Loan Collateral                      Location                           1993                    1992
- - ----------------                 ----------------                   ------------            ------------

Office/Land                      Sheboygan, Wisconsin                $ 3,670 (a)             $   874
Motels                           Various-Tennessee                     2,600 (a)(b)               --
Office                           Independence, Missouri                1,091 (c)                  --
Motel                            Norcross, Georgia                        --                   4,229

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

       Also, First Financial is closely monitoring the performance of two privately issued second tranche adjustable rate mortgage-backed securities, aggregating approximately $21 million. First Financial has not received full monthly payments due on these securities since late 1993. The payments have been interrupted due to delinquencies and foreclosures in the underlying mortgage portfolio and substantially all of the cash flows are currently directed to owners of the senior tranche. Both securities are serviced by a California institution under the control of the RTC. First Financial's second tranche position is senior to several subordinate tranches (currently amounting to approximately 11% of the value of the total portfolios in questions) which are designed to absorb losses in the underlying mortgage portfolio, and as a result, management does not believe at this time that material losses will be realized in connection with either or these securities. First Financial's portfolio of mortgage-related securities totaled approximately $1.3 billion at December 31, 1993, and except for one of the referenced securities which was recently downgraded, all of First Financial's mortgage-related securities are rated investment grade by at least one nationally recognized independent rating agency. (See Lending Activites (including Mortgage-Related Securities)).

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



                                                         After One, But       After Five, But
                                    Within One Year     Within Five Years     Within 10 Years      After 10 Years
                                   -----------------    ------------------   -----------------    -----------------
                                            Weighted             Weighted             Weighted             Weighted
                                             Average              Average              Average              Average
                                   Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                                   -------  --------    -------  --------    -------  --------    -------  --------
                                                                 (Dollars in thousands)

U.S. Government and agency
    obligations.................. $ 77,456    5.15%    $57,520      4.72%    $   --       --%     $4,988     7.65%
Adjustable-rate mortgage
    mutual funds.................   34,585    4.42          --        --         --       --          --       --
Interest-earning deposits
    in banks.....................   25,768    3.35          --        --         --       --          --       --
Federal funds sold...............   21,873    2.79          --        --         --       --          --       --
Corporate and bank notes
    receivable...................   11,437    4.72      37,616      5.23         --       --          --       --
State and municipal
    obligations..................       20    6.05       3,983      3.72        350     8.00         100     8.00
                                  --------             -------               ------               ------

    Total........................ $171,139    4.40%    $99,119      4.87%    $  350     8.00%     $5,088     7.66%
                                  ========             =======               ======               ======

       At December 31, 1993, the Banks had no investments in any issuer in excess of 10% of net worth.

       The following table sets forth the aggregate amortized cost and estimated fair value of investment securities at the dates indicated.

                                                                                 December 31,
                                                                   -------------------------------------
                                                                     1993            1992           1991
                                                                   --------        --------       ------
                                                                               (In thousands)

U.S. Government and agency obligations..........................   $138,400        $ 40,828       $ 14,661
Corporate and bank notes
    (investment grade)..........................................     49,053          52,020         26,638
Adjustable-rate mortgage mutual fund............................     34,585              --             --
Interest-earning deposits.......................................     25,768          31,067          3,898
Federal funds sold..............................................     21,873          29,100         42,870
State and municipal obligations.................................      4,453             598            598
Certificates of deposit.........................................         --             198            392
Commercial paper................................................         --           9,989         14,965
                                                                   --------        --------       --------

    Total amortized cost........................................   $274,132        $163,800       $104,022
                                                                   ========        ========       ========

    Total estimated fair value..................................   $275,576        $165,116       $104,817
                                                                   ========        ========       ========

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

       The following table presents, by various interest-rate intervals, the Banks' long-term (one year and over) certificates as of the date indicated.

                                                                             December 31,
                                                              ------------------------------------------
    Interest Rate                                               1993              1992              1991
    -------------                                             --------          --------          ------
                                                                            (In thousands)

3.50 -  4.00%...........................................    $  209,813
4.01 -  6.00%...........................................     1,434,598        $  788,460        $  149,698
6.01 -  8.00%...........................................       273,664           425,662           717,162
8.01 - 10.00%...........................................       242,502           394,585           768,772
                                                            ----------        ----------        ----------
                                                            $2,160,577        $1,608,707        $1,635,589
                                                            ==========        ==========        ==========

    The following table presents, by various similar interest-rate intervals, the amounts of long-term (one year and over) time deposits at December 31, 1993 maturing during the period indicated.

                                                                  Interest Rates
                                    -----------------------------------------------------------------------------
                                    3.50-4.00%       4.01-6.00%      6.01-8.00%       8.01-10.00%          Total
                                    -----------      ----------      -----------      ------------        -------
                                                                  (In thousands)
Certificate accounts maturing
 in the 12 months ending:
December 31, 1994.................   $206,826        $  670,222        $ 93,334        $132,118        $1,102,500

December 31, 1995.................      2,987           488,612          17,554         104,956           614,109

December 31, 1996.................         --           185,796          57,741           1,566           245,103

After December 31, 1996...........         --            89,968         105,035           3,862           198,865
                                     --------        ----------        --------        --------        ----------
                                     $209,813        $1,434,598        $273,664        $242,502        $2,160,577
                                     ========        ==========        ========        ========        ==========


       The following table presents the maturities of the Banks' certificates in amounts of $100,000 or more at December 31, 1993 by time remaining to maturity.

                                                                 December 31,
              Maturities                                             1993
                                                                --------------
                                                                (In thousands)

January 1, 1994 through March 31, 1994........................     $ 48,170

April 1, 1994 through June 30, 1994...........................       20,654

July 1, 1994 through December 31, 1994........................       35,872

January 1, 1995 and after.....................................       60,193
                                                                   --------
                                                                   $164,889
                                                                   ========


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

                                                                                 December 31,
                                                                  ------------------------------------------
                                                                    1993              1992             1991
                                                                  --------          --------          ------
                                                                                (In thousands)

FHL Bank advances..............................................   $371,974          $397,193          $ 58,693
Subordinated notes.............................................     54,997            55,000                --
Industrial development revenue bonds...........................      6,410             9,755             6,550
Collateralized mortgage obligations............................      5,217                --                --
Notes payable to bank..........................................         --                --            12,000
                                                                  --------          --------          --------
       Total borrowings........................................   $438,598          $461,948          $ 77,243
                                                                  ========          ========          ========

Weighted average interest cost of total
    borrowings during the year.................................      5.29%             4.98%             8.41%

Average month-end balance of short-term
    borrowings.................................................         --          $ 10,792          $ 15,700

Weighted average interest rate of short-term
    borrowings during year.....................................         --             7.71%             8.59%

Weighted average interest rate of short-term
    borrowings at end of year..................................         --               --              6.50%

Service Corporations and Operating/Finance Subsidiaries

       First Financial has i) five active,  wholly-owned  service  corporations,
ii) an operating subsidiary, and iii) a limited-purpose finance subsidiary. Port has no active service corporations. The net book value of First Financial's aggregate investment in active service corporations at December 31, 1993 was as follows (in thousands):

Wisconsin Insurance Management, Inc...........................        $  998
Appraisal Services, Inc.......................................           142
First Service Corporation of Wisconsin........................            12
Illini Service Corporation....................................            --
Mortgage Finance Corporation..................................            --
                                                                      ------

    Total.....................................................        $1,152
                                                                      ======

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

Executive Officers

       The following table sets forth information regarding each of the executive officers of the Corporation and First Financial:

                                 Age At
Executive                      December 31,           Business Experience
Officer                           1993                During Past Five Years
John C. Seramur                    51                 Mr. Seramur joined First Financial in 1966 and
                                                      serves as Director, President, Chief Executive
                                                      Officer and Chief Operating Officer of the
                                                      Corporation and First Financial.  He has also
                                                      served as Chairman of the Board of Port since
                                                      May, 1989.

Robert M. Salinger                 43                 Mr. Salinger joined the Corporation as Corporate
                                                      Secretary and General Counsel in 1985.  He also
                                                      serves as an Executive Vice President of First
                                                      Financial.  In 1984, he had served as General
                                                      Counsel and Corporate Secretary for an
                                                      institution acquired by the Corporation.  Prior to
                                                      1984, he was a partner in the law firm of Petrie
                                                      & Stocking, S.C., and associated with the law
                                                      firm of Whyte & Hirschboeck, S.C.

Donald E. Peters                   44                 Mr. Peters joined First Financial in 1982 and
                                                      serves as Executive Vice President - Retail
                                                      Banking of First Financial.  Prior to 1982, he
                                                      was an officer of another thrift institution.

Harry K. Hammerling                43                 Mr. Hammerling joined First Financial in 1984
                                                      and serves as Executive Vice President -
                                                      Administration and Servicing for First Financial.
                                                      From 1972 to 1984, he served as an officer of
                                                      First State.

Kenneth F. Csinicsek               54                 Mr. Csinicsek joined First Financial in 1987 and
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

      Restrictions on Activities of Multiple Savings and Loan Holding Companies. As a multiple savings and loan holding company, the Corporation is prohibited from engaging in any activities other than (i) furnishing or providing management services for First Financial or Port; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned or acquired from First Financial or Port; (iv) holding or managing properties used or occupied by First Financial or Port; (v) acting as trustee under deeds of trust; (vi) engaging in any other activity in which multiple savings and loan holding companies were authorized by regulation to engage as of March 5, 1987; and (vii) engaging in any activity which the Federal Reserve Board by regulation has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act (the "BHCA") (unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies). The activities in which multiple savings and loan holding companies were authorized by regulation to engage in as of March 5, 1987, consist of activities similar to those permitted for service corporations of federally chartered savings institutions and include, among other things, various types of lending activities, furnishing or performing clerical, accounting and internal audit services primarily for affiliates, certain real estate development and leasing activities and underwriting credit life or credit health and accident insurance in connection with extension of credit by savings institutions or their affiliates. The activities which the Federal Reserve Board by regulation has permitted for bank holding companies under Section 4(c) of BHCA generally consist of those activities that the Federal Reserve Board has found to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, and include, among other things, various lending activities, certain real and personal property leasing activities, certain securities brokerage activities, acting as an investment or financial advisor subject to certain conditions, and providing management consulting to depository institutions subject to certain conditions. OTS regulations do not limit the extent to which savings and loan holding companies and their non-savings institutions subsidiaries may engage in activities permitted for bank holding companies pursuant to Section 4(c)(8) of the BHCA, although prior OTS approval is required to commence any such activity. The Corporation could be prohibited from engaging in any activity (including those otherwise permitted under the HOLA) not allowed for bank holding companies if First Financial or Port fail to constitute a qualified thrift lender. See "-- Savings Institution Regulation -- Qualified Thrift Lender Requirement."

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

       In determining total risk-weighted assets for purposes of the risk-based requirement, (i) each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset), (ii) the credit equivalent amount of each off-balance sheet asset and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100% (again depending upon the nature of the asset) and (iii) the resulting amounts are added together and constitute total risk-weighted assets. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital (which, as defined, includes the sum of, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt, and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions. The amount of supplementary capital that may be counted towards satisfaction of the total capital requirement may not exceed 100% of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total riskweighted assets of 4.0%. At December 31, 1993, First Financial and Port exceeded all capital requirements on a fully phased-in basis. (See table under Regulatory Capital in Management's Discussion and Analysis, included in the Corporation's 1993 Annual Report to Shareholders, which is incorporated herein by reference.)

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

                                                                 First
                                                               Financial                Port
                                                               ----------             --------

GAAP capital................................................    $276,138               $7,400
Less: intangible assets.....................................      (3,070)                  --
Investment in subsidiaries and activities
  not permitted for national banks..........................      (1,792)                 (59)
Other adjustments...........................................        (321)                  --
                                                                --------               ------
Regulatory core capital (Tier 1)............................    $270,955               $7,341
                                                                ========               ======

      The following table sets forth the actual and required minimum levels of regulatory capital for the Banks under applicable OTS regulations as of December 31, 1993.


                                     Actual         Required                         Actual      Required
                                     Amount          Amount          Excess          Ratio        Ratio        Excess
                                    --------        ---------       --------        --------     ---------    --------
                                                            (Dollars in Thousands)

First Financial:
   Tangible capital               $242,633          $ 69,881        $172,752          5.21%        1.50%        3.71%
   Core capital                    270,955           140,611         130,344          5.78         3.00         2.78
   Risk-based capital              290,629           185,133         105,496         12.56         8.00         4.56

Port:
   Tangible capital               $  7,341          $  1,494        $  5,847          7.38%        1.50%        5.88%
   Core capital                      7,341             2,987           4,354          7.38         3.00         4.38
   Risk-based capital                7,865             4,325           3,540         14.55         8.00         6.55


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

                                   SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   FIRST FINANCIAL CORPORATION



Date: January 26, 1995                             /s/ Thomas H. Neuschaefer
                                                   --------------------------
                                                   Thomas H. Neuschaefer
                                                   Vice President, Treasurer and
                                                   Chief Financial Officer

                                 Exhibit Index





13 (A)              First Financial Corporation Financial Statements
13 (B)              First Financial Corporation Management Discussion & Analysis
24                  Consent of Ernst & Young LLP

                                 EXHIBIT 13 (A)

                       Consolidated Financial Statements




                          FIRST FINANCIAL CORPORATION




                               December 31, 1993
                                   (Restated)

CONSOLIDATED BALANCE SHEETS

FIRST FINANCIAL CORPORATION


                                                                                            December 31,
                                                                                       1993                 1992
                                                                                    ----------           -------
                                                                                            (In Thousands)

ASSETS

Cash                                                                                $   63,241            $   62,114
Federal funds sold                                                                      21,873                29,100
Interest-earning deposits                                                               25,768                31,067
                                                                                    ----------            ----------
                                               CASH AND CASH EQUIVALENTS               110,882               122,281

Securities available-for-sale (at fair value):
    Investment securities                                                               84,487
    Mortgage-related securities                                                        347,137
Securities held-to-maturity:
    Investment securities (fair value of
      $143,448,000--1993 and $104,949,000--1992)                                       143,568               103,633
    Mortgage-related securities (fair value of
      $991,455,000--1993 and $1,314,270,000
      --1992)                                                                          977,806             1,301,589
Loans receivable:
    Held for sale                                                                       73,919                54,840
    Held for investment                                                              2,848,585             2,155,877
Foreclosed properties and repossessed
    assets                                                                               6,817                14,198
Real estate held for investment or sale                                                 16,810                17,101
Office properties and equipment                                                         50,120                42,367
Intangible assets, less accumulated
    amortization                                                                        31,392                23,278
Other assets                                                                            82,260                73,122
                                                                                    ----------            ----------

                                                                                    $4,773,783            $3,908,286
                                                                                    ==========            ==========

LIABILITIES

Deposits                                                                         $4,050,520               $3,206,112
Borrowings                                                                          438,598                  461,948
Advance payments by borrowers for
    taxes and insurance                                                              13,805                   11,521
Other liabilities                                                                    37,025                   34,610
                                                                                 ----------               ----------
                                                        TOTAL LIABILITIES         4,539,948                3,714,191


STOCKHOLDERS' EQUITY

Serial preferred stock, $1 par value,
    3,000,000 shares authorized; none
    outstanding
Common stock, $1 par value, 30,000,000
    shares authorized; shares issued and
    outstanding: 23,586,827--1993;
    23,266,414--1992                                                                 23,587                   23,266
Additional paid-in capital                                                           27,340                   26,749
Net unrealized holding gain on securi-
    ties available-for-sale                                                           1,851
Retained earnings (substantially
    restricted)                                                                     181,057                  144,080
                                                                                 ----------               ----------
                                               TOTAL STOCKHOLDERS' EQUITY           233,835                  194,095



                                                                                 $4,773,783               $3,908,286
                                                                                 ==========               ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

FIRST FINANCIAL CORPORATION

                                                                                     Year Ended December 31,
                                                                           1993                 1992                 1991
                                                                         --------             --------             ------
                                                                                          (In Thousands,
                                                                                    Except Per Share Amounts)

Interest income:
    Mortgage loans                                                       $160,372             $131,206             $143,574
    Mortgage-related securities                                            86,052               83,040               67,650
    Other loans                                                            81,272               73,148               75,204
    Investments                                                            12,427                9,477               13,653
                                                                         --------             --------             --------
                                              TOTAL INTEREST INCOME       340,123              296,871              300,081

Interest expense:
    Deposits                                                              169,741              174,042              199,768
    Borrowings                                                             19,993                7,854                3,981
                                                                         --------             --------             --------
                                             TOTAL INTEREST EXPENSE       189,734              181,896              203,749
                                                                         --------             --------             --------
                                                NET INTEREST INCOME       150,389              114,975               96,332
Provision for losses on loans                                              10,219               13,851               18,333
                                                                         --------             --------             --------
                               NET INTEREST INCOME AFTER PROVISIONS
                                                FOR LOSSES ON LOANS       140,170              101,124               77,999

Non-interest income:
    Loan fees and service charges                                           8,879                8,566                8,223
    Deposit account service fees                                            7,567                5,933                5,053
    Insurance and brokerage sales commissions                               6,276                5,666                5,681
    Service fees on loans sold                                              5,233                4,395                6,920
    Net gain on sale of mortgage loans                                      7,997                4,859                3,241
    Net gain (loss) on sale of securities
      available-for-sale                                                     (422)                  41                2,319
    Other                                                                   2,191                2,749                2,894
                                                                         --------             --------             --------
                                          TOTAL NON-INTEREST INCOME        37,721               32,209               34,331
                                                                         --------             --------             --------
                                                                          177,891              133,333              112,330

Non-interest expense:
    Compensation, payroll taxes and other
       employee benefits                                                   43,765               37,177               34,047
    Occupancy                                                               7,534                5,973                6,558
    Data processing                                                         7,462                6,622                6,339
    Federal deposit insurance premiums                                      7,341                6,968                6,276
    Amortization of intangible assets                                       6,427                3,713                2,790
    Loan expense                                                            6,059                4,234                3,947
    Furniture and equipment                                                 5,256                3,902                3,754
    Telephone and postage                                                   5,068                4,668                4,683
    Marketing                                                               3,801                2,572                3,077
    Net cost of operations of foreclosed
       properties                                                           3,501                4,772                2,703
    Other                                                                   9,590                8,110                7,221
                                                                         --------             --------             --------
                                         TOTAL NON-INTEREST EXPENSE       105,804               88,711               81,395
                                                                         --------             --------             --------
                          INCOME BEFORE INCOME TAXES AND CUMULATIVE
                         EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE        72,087               44,622               30,935

Income taxes                                                               26,872               16,190               12,409
                                                                         --------             --------             --------

                                 INCOME BEFORE CUMULATIVE EFFECT OF
                                   A CHANGE IN ACCOUNTING PRINCIPLE        45,215               28,432               18,526

Cumulative effect on prior years of changing
    the method of accounting for income taxes                                                    5,600
                                                                         --------             --------             --------
                                                         NET INCOME      $ 45,215             $ 34,032             $ 18,526
                                                                         ========             ========             ========

FIRST FINANCIAL CORPORATION

                                                                                      Year Ended December 31,
                                                                           1993                 1992                 1991
                                                                         --------             --------             ------
                                                                                           (In Thousands,
                                                                                     Except Per Share Amounts)

Earnings per share:
    Primary:
       Income before cumulative effect of a
         change in accounting principle                                  $   1.88             $   1.21             $    .80
       Cumulative effect of accounting change                                                      .24
                                                                         --------             --------             --------
                                                         NET INCOME      $   1.88             $   1.45             $    .80
                                                                         ========             ========             ========

    Fully Diluted:
       Income before cumulative effect of a
         change in accounting principle                                  $   1.86             $   1.19             $    .79
       Cumulative effect of accounting change                                                      .24
                                                                         --------             --------             --------
                                                         NET INCOME      $   1.86             $   1.43             $    .79
                                                                         ========             ========             ========


Dividends paid per share                                                 $    .35             $    .22             $    .16
                                                                         ========             ========             ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FIRST FINANCIAL CORPORATION

                                                                                  Net
                                                                               Unrealized
                                                                                Holding
                                                                                Gain On
                                                              Additional       Securities                       Total
                                                  Common       Paid-In         Available       Retained      Stockholders'
                                                   Stock       Capital          For Sale       Earnings         Equity
                                                  -------     ----------       -----------     ---------     -------------
                                                                            (In Thousands)

Balances at January 1, 1991                       $22,979       $26,295                        $100,302           $149,576

Net income                                                                                       18,526             18,526
Cash dividends ($.16 per share)                                                                  (3,682)            (3,682)
Exercise of stock options                              59            56                                                115
                                                  -------       -------                        --------           --------
                 BALANCES AT DECEMBER 31, 1991     23,038        26,351                         115,146            164,535


Net income                                                                                       34,032             34,032
Cash dividends ($.22 per share)                                                                  (5,098)            (5,098)
Exercise of stock options                             228           398                                                626
                                                  -------       -------                        --------           --------
                 BALANCES AT DECEMBER 31, 1992     23,266        26,749                         144,080            194,095


Net income                                                                                       45,215             45,215
Cash dividends ($.35 per share)                                                                  (8,238)            (8,238)
Net unrealized holding gain
  recognized upon reclassifi-
  cation of securities to
  available-for-sale portfolio
  at December 31, 1993, net of
  deferred income taxes of
  $1,842,000                                                                    $  1,851                             1,851
Exercise of stock options                             321           591                                                912
                                                  -------       -------         --------       ---------          --------
                 BALANCES AT DECEMBER 31, 1993    $23,587       $27,340         $  1,851       $181,057           $233,835
                                                  =======       =======         ========       ========           ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FIRST FINANCIAL CORPORATION

                                                                                  Year Ended December 31,
                                                                        1993                 1992                1991
                                                                      --------             --------            ------
                                                                                        (In Thousands)
OPERATING ACTIVITIES

    Net income                                                        $   45,215           $   34,032          $   18,526
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Cumulative effect of change in
           accounting principle                                                                (5,600)
        Decrease (increase) in accrued
           interest on loans                                               3,678                 (107)              1,989
        Decrease in accrued interest on
           deposits                                                       (1,670)              (3,783)             (2,053)
        Mortgage loans originated for sale                              (599,126)            (392,515)           (157,571)
        Proceeds from sales of mortgage
           loans held for sale                                           648,282              495,573             299,278
        Provision for depreciation                                         5,516                4,441               4,044
        Provision for losses on loans                                     10,219               13,851              18,333
        Provision for losses on real
           estate and other assets                                         3,564                5,019               3,082
        Amortization of cost in excess of
           acquired businesses                                               554                  592                 628
        Amortization of core deposit
           intangibles                                                     5,873                3,121               2,162
        Amortization of purchased mortgage
           servicing rights                                                1,283                2,566               1,637
        Net gain on sales of loans and other
           assets                                                         (7,772)              (5,023)             (6,027)
        Other                                                             (7,523)                 (72)             (7,618)
                                                                      ----------           ----------          ----------
                          NET CASH PROVIDED BY OPERATING ACTIVITIES      108,093              152,095             176,410

INVESTING ACTIVITIES

    Proceeds from sales of investment
        securities available-for-sale                                     45,000               20,012
    Proceeds from maturities of investment
        securities held-to-maturity                                       60,886              213,480             395,650
    Purchases of available-for-sale
      investment securities                                              (80,000)
    Purchases of investment securities held-
        to-maturity                                                     (126,409)            (280,109)           (311,736)
    Proceeds from sales of mortgage-related
        securities available-for-sale                                     81,287                  853             156,825
    Principal payments received on
        mortgage-related securities                                      364,046              287,538             137,152
    Purchases of mortgage-related securities                            (240,640)            (696,206)           (616,306)
    Proceeds from sale of consumer loans                                                                           30,679
    Principal collected on loans
        receivable                                                       575,093              394,627             339,764
    Loans originated for portfolio                                    (1,029,303)            (740,708)           (359,258)
    Additions to office properties and
        equipment                                                         (5,546)              (6,538)             (5,314)
    Proceeds from sales of foreclosed
        properties and repossessed assets                                 17,832               22,763              13,259
    Proceeds from sales of real estate
        held for investment                                                  293                  569               3,897


FIRST FINANCIAL CORPORATION

                                                                                       Year Ended December 31,
                                                                            1993                1992                1991
                                                                          --------            --------            ------
                                                                                           (In Thousands)
INVESTING ACTIVITIES--Continued
    Business acquisitions, net of cash and
        cash equivalents acquired of $443,795,000--
        1993; $316,401,000--1992
           Loans receivable                                                 (316,305)               (146)
           Investment securities held-to-maturity                            (22,775)
           Mortgage-related securities available-
             for-sale                                                        (81,287)
           Mortgage-related securities held-to-
             maturity                                                       (145,098)
           Office properties and equipment                                    (8,445)               (397)
           Real estate held for investment                                                        (3,400)
           Intangible assets                                                 (14,541)             (6,603)
           Deposits and related accrued interest                             970,162             327,134
           Borrowings                                                         71,897
           Other--net                                                         (9,813)               (187)
                                                                          ----------          ----------            ---------
                                       NET CASH PROVIDED BY (USED IN)
                                                 INVESTING ACTIVITIES        106,334            (467,318)           (215,388)

FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                     (124,084)            (52,884)             54,484
    Increase (decrease) in advance payments by
        borrowers for taxes and insurance                                        831               2,572              (1,294)
    Decrease in short-term borrowings                                                            (12,000)             (3,700)
    Proceeds of borrowings                                                   826,500           1,014,920              97,500
    Repayments of borrowings                                                (921,747)           (618,215)            (76,908)
    Proceeds from exercise of stock options                                      912                 626                 115
    Payments of cash dividends to stockholders                                (8,238)             (5,098)             (3,682)
                                                                          ----------          ----------          ----------
                                       NET CASH PROVIDED BY (USED IN)
                                                 FINANCING ACTIVITIES       (225,826)            329,921              66,515
                                                                          ----------          ----------          ----------
                                 INCREASE (DECREASE) IN CASH AND CASH
                                                          EQUIVALENTS        (11,399)             14,698              27,537
Cash and cash equivalents at beginning of year
                                                                             122,281             107,583              80,046
                                                                          ----------          ----------          ----------
                             CASH AND CASH EQUIVALENTS AT END OF YEAR     $  110,882          $  122,281          $  107,583
                                                                          ==========          ==========          ==========


Supplemental disclosure of cash flow information:
    Cash paid or credited to accounts during
     period for:
        Interest on deposits and borrowings                               $  190,806          $  184,310          $  206,573
        Income taxes                                                          28,399              19,738              12,463
    Non-cash investing activities:
        Investment securities transferred to
          available-for-sale portfolio (at amortized
          cost)                                                               48,338              20,012
        Mortgage-related securities transferred
          to available-for-sale portfolio (at
          amortized cost)                                                    345,468                 812             154,506
        Mortgage loans transferred to loans
           held for sale portfolio                                            60,238             114,978             162,707
        Loans receivable transferred to
           foreclosed properties                                               7,350              14,963               9,710

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FINANCIAL CORPORATION

December 31, 1993

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Business: First Financial Corporation (the Corporation) provides a full range of financial services to individual customers through its subsidiaries in Wisconsin and Illinois. The Corporation is subject to competition from other financial institutions. The Corporation and its subsidiaries also are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

Basis Of Financial Statement Presentation: The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Corporation and its wholly-owned subsidiaries, First Financial Bank, FSB (First Financial) and First Financial - Port Savings Bank, FSB (Port), collectively the Banks, and their subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated. Investments in joint ventures, which are not material, are accounted for on the equity method.

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans as well as the valuation of intangible assets. In connection with the determination of the allowance for loan losses and real estate owned, management obtains independent appraisals for significant properties.

Investment And Mortgage Related Securities Held-To-Maturity And Available-For-Sale: Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity as of December 31, 1993.

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization is included in interest income from the related security.

FIRST FINANCIAL CORPORATION

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


Interest and dividends are included in interest income from the related securities. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

Short-term  securities  include  certificates  of  deposit,   commercial  paper,
banker's acceptances and similar instruments.

The Corporation considers its interest-earning deposits which have original maturities of three months or less to be cash equivalents.

Interest, Fees, And Discounts On Loans: Interest on loans is recorded using the accrual method. Allowances ($651,000--1993; $1,193,000--1992) are established for uncollected interest on loans for which any payments are more than 90 days past due.

Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amounts amortized as an adjustment to the related loan's yield. The Corporation is amortizing these amounts, using the level yield method, over the contractual life of the related loans.

Unearned discounts on consumer, home improvement and manufactured housing loans are amortized over the term of the loans using a method which approximates the level yield method.

The discounts on loans of acquired businesses are being amortized using the level yield method, adjusted for prepayments.

Loans Held For Sale: Loans held for sale are recorded at the lower of aggregate cost or market value and generally consist of current production of certain fixed-rate first mortgage loans. Fees received from the borrower are deferred and recorded as an adjustment of the sales price.

Fees For Loans Serviced For Others: Servicing fees, on loans sold to and serviced for others, are recognized when related loan payments are received. Any premium or discount recorded at the time of sale (reflecting the present value of the difference between the contractual interest rate of the loans sold and the yield to the investor, adjusted for an estimated normal servicing fee) is recognized in loan servicing income over the estimated lives of the related loans using the level yield method adjusted periodically for prepayments.

Purchased servicing rights resulting from the valuation of loan servicing acquired in business acquisitions or in the purchase of loan servicing rights from other financial institutions are amortized over the estimated lives of the loans using the level yield method, adjusted for prepayments and are shown as a reduction of "Servicing Fees on Loans Sold" in the consolidated statements of income.

FIRST FINANCIAL CORPORATION

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


Foreclosed Properties And Repossessed Assets: Real estate and manufactured homes which were acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets are carried at the lower of cost or fair value. Costs relating to the development and improvement of property are capitalized; holding costs are charged to expense.

Allowances For Losses: Allowances for losses on loans, foreclosed properties and repossessed assets are established when a loss is probable and can be reasonably estimated. These allowances are provided based on past experience and on prevailing market conditions. Management's evaluation of loss considers various factors including, but not limited to, general economic conditions, loan portfolio composition, prior loss experience, estimated sales price and holding and selling costs.

A substantial portion of the Banks' loans are collateralized by real estate in Wisconsin and Illinois. Accordingly, the ultimate collectibility of a substantial portion of the Banks' loan portfolio and the recovery of a substantial portion of the carrying amount of real estate owned are susceptible to changes in market conditions in Wisconsin and Illinois.

Management believes that the allowances for losses on loans, foreclosed properties and repossessed assets are adequate. While management uses available information to recognize losses, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowances for losses. Such agencies may require the Banks to recognize additions to the allowances based on their judgments of information available to them at the time of their examination.

Real Estate Held For Investment Or Sale: Real estate held for investment or sale includes land, buildings and equipment. These investments are carried at the lower of initial cost plus capitalized development period interest and real estate taxes, less accumulated depreciation, or estimated fair value.

Depreciation And Amortization: The cost of office properties and equipment and real estate held for investment or sale is being depreciated principally by the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is being amortized on the straight-line method over the lesser of the term of the respective lease or estimated economic life.

Intangible Assets: The cost in excess of net assets of acquired businesses is being amortized over twenty to twenty-five years using the straight-line and accelerated methods. The cost in excess of net assets of acquired businesses, aggregating $3,070,000 and $3,624,000 at December 31, 1993 and 1992,
respectively, is net of accumulated amortization.

FIRST FINANCIAL CORPORATION

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


The premiums resulting from the valuation of core deposits acquired in business combinations or in the purchase of branch offices are amortized over the estimated useful life of seven to ten years using the level yield method. Core deposit intangibles, aggregating $28,322,000 and $19,654,000 at December 31, 1993 and 1992, respectively, are net of accumulated amortization.

Income Taxes: The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Financial statement provisions are made in the income tax expense accounts for deferred taxes applicable to income and expense items reported in different periods than for income tax purposes.

The Corporation accounts for income taxes using the liability method. Deferred income tax assets and liabilities are adjusted regularly to amounts estimated to be receivable or payable based on current tax law and the Corporation's tax status. Consequently, tax expense in future years may be impacted by changes in tax rates and tax return limitations.

Earnings Per Share: Primary and fully diluted earnings per share are based on the weighted average number of common shares outstanding during each period and common equivalent shares (using the treasury share method) outstanding at the end of each period, as adjusted for two-for-one stock splits in 1993 and 1992. The Corporation's common equivalent shares consist entirely of stock options. The resulting number of shares used in computing primary earnings per share in 1993, 1992 and 1991 is 24,112,000, 23,498,000 and 23,114,000, respectively. The resulting number of shares used in computing fully diluted earnings per share in 1993, 1992 and 1991 is 24,369,000, 23,860,000 and 23,395,000, respectively.

Accounting Changes: Effective January 1, 1992, the Corporation changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." As permitted under this statement, prior years' financial statements were not restated. The cumulative effect of the adoption of SFAS No. 109 as of January 1, 1992 was to increase net income by $5,600,000 or $0.24 per share for 1992. The primary component of this credit resulted from the recognition of a deferred tax asset in relation to the cumulative excess of book loan loss provisions over certain limited amounts previously claimed as income tax deductions, as defined by SFAS No. 109.

In May, 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As permitted under the Statement, the Corporation has elected to adopt the provisions of the new standard as of the end of its current fiscal year. In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. As a result of adopting SFAS No. 115, the December 31, 1993 balance of stockholders' equity was increased by $1,851,000 (net of $1,382,000 in deferred income taxes) to reflect the net unrealized holding gain on securities classified as available-for-sale previously carried at the lower of amortized cost or fair value.

FIRST FINANCIAL CORPORATION

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


Pending Accounting Change: In May, 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's original effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994. Management does not believe that the adoption of SFAS No. 114 will have a material impact on the Corporation's financial condition or results of operations.

Reclassifications: Certain 1991 and 1992 accounts have been reclassified to conform to the 1993 presentations.


NOTE B--BUSINESS COMBINATIONS

On January 4, 1993, First Financial acquired Westinghouse Federal Bank, FSB, d/b/a United Federal Bank (United), of Galesburg, Illinois for an aggregate cash purchase price of approximately $53.0 million. United was merged with and into First Financial. The Corporation did not issue any stock as a result of this transaction. The acquisition of United by First Financial has been accounted for as a purchase with United's nineteen branch offices now operating as branches of First Financial. The assets and liabilities of United were recorded at their estimated fair value at the date of acquisition; results of operations have been included in the 1993 consolidated Corporation income from January 1, 1993. Prior to purchase accounting and postacquisition restructuring transactions, United had total assets, deposits and stockholder's equity of $821,000,000, $694,000,000 and $54,000,000, respectively.

Had  the  United   acquisition   been   consummated  on  January  1,  1991,  the
Corporation's operating results on a pro-forma basis before the cumulative effect of a change in accounting principle, as adjusted for the effect of fair market values used in the purchase method of accounting, would have been as follows:


                                                                                 Year Ended December 31,
                                                                               1992                    1991
                                                                             --------                ------
                                                                                  (In Thousands, Except
                                                                                    Per Share Amounts)

Total income                                                                 $397,086                $412,903
Net income                                                                     40,112                  26,325
Earnings per share:
  Primary                                                                        1.74                    1.14
  Fully diluted                                                                  1.72                    1.13


Also, in August, 1993, First Financial completed the assumption of deposits (approximately $268,000,000) and the purchase of the branch facilities of the four Quincy, Illinois-area branches of another thrift. The acquisition of these offices, now operating as branches of First Financial, was accounted for as a purchase and, consequently, the related accounts and results of operations are included in the Corporation's consolidated financial statements from the date of acquisition.

In two transactions during the first quarter of 1992, First Financial completed the assumption of deposits (approximately $327,000,000) and the purchase of the office facilities of ten Peoria, Illinois-area branches. Each transaction was accounted for as a purchase with the acquired offices now operating as branch offices of First Financial; consequently, the related accounts and results of operations are included in the Corporation's consolidated financial statements from the date of acquisition.

FIRST FINANCIAL CORPORATION

NOTE C--INVESTMENT SECURITIES


The following is a summary of available-for-sale investment securities and held-to-maturity investment securities.


                                                                  Gross Unrealized
                                              Amortized         ----------------------        Estimated
                                                 Cost           Gains           Losses        Fair Value
                                              ---------         -----           ------        ----------
                                                                  (In Thousands)

At December 31, 1993:

   Available-For-Sale:

     U.S. Government and
        federal agency
        obligations                           $ 48,338           $1,608           $  44         $ 49,902
     Adjustable-rate mortgage
        mutual fund                             34,585                                            34,585
                                              --------           ------           -----         --------

                                              $ 82,923           $1,608           $  44         $ 84,487
                                              ========           ======           =====         ========


   Held-To-Maturity:

     Corporate and bank notes
       receivable (investment
       grade)                                 $ 49,053           $  328           $  60         $ 49,321
     U.S. Government and
        federal agency
        obligations                             90,062              101             516           89,647
     State and municipal
        obligations                              4,453               27                            4,480
                                              --------           ------           -----         --------

                                              $143,568           $  456           $ 576         $143,448
                                              ========           ======           =====         ========



At December 31, 1992:

   Held-to-maturity:
     Corporate and bank notes
        receivable (investment
        grade)                                $ 52,020             $  108          $194          $ 51,934
     U.S. Government and
        federal agency
        obligations                             40,828              1,411            11            42,228
      Commercial paper                           9,989                                              9,989
     State and municipal
        obligations                                598                  2                             600
      Certificates of deposit                      198                                                198
                                              --------             ------          ----          --------

                                              $103,633             $1,521          $205          $104,949
                                              ========             ======          ====          ========



FIRST FINANCIAL CORPORATION

NOTE C--INVESTMENT SECURITIES--Continued


The amortized cost and estimated fair value of investment securities at December 31, 1993, by contractual maturity, are shown below.

                                               Available-For-Sale              Held-To-Maturity
                                             -------------------------      ------------------------
                                                            Estimated                      Estimated
                                             Amortized        Fair          Amortized        Fair
                                               Cost           Value           Cost           Value
                                             ----------     ----------      ----------     ----------
                                                                  (In Thousands)

  Due in one year or less                    $ 64,718       $ 65,170        $ 58,328       $ 58,066
  Due after one year through
    five years                                 14,210         14,329          84,790         84,932
  Due after five years through
    ten years                                                                    350            350
  Due after ten years                           3,995          4,988             100            100
                                             --------       --------        --------       --------

                                             $ 82,923       $ 84,487        $143,568       $143,448
                                             ========       ========        ========       ========


During the years ended December 31, 1993 and 1992, investment securities available-for-sale with a fair value at the date of sale of $45,000,000 and $20,012,000, respectively, were sold. The gross realized losses on such sales totaled $415,000 in 1993 and gross realized gains on such sales totaled $12,000 in 1992. There were no sales of available-for-sale investment securities in 1991.

Accrued interest on investment securities, including those securities classified as federal funds sold, interest-earning deposits and short-term securities, was $3,003,000 and $1,558,000 at December 31, 1993 and 1992, respectively.

FIRST FINANCIAL CORPORATION

NOTE D--MORTGAGE-RELATED SECURITIES


The   following  is  a  summary  of   available-for-sale   and   held-tomaturity
mortgage-related securities.

                                                                 Gross Unrealized
                                              Amortized         ----------------------          Estimated
                                                 Cost           Gains           Losses          Fair Value
                                              -----------       ------          ------          ----------
                                                                    (In Thousands)

At December 31, 1993:

  Available-for-sale:

     Adjustable-rate mortgage-
       backed securities                      $  315,572        $ 5,217          $3,765         $  317,024

     Adjustable-rate collater-
        alized mortgage
       obligations                                29,896            217                             30,113
                                              ----------        -------          ------         ----------

                                              $  345,468        $ 5,434          $3,765          $  347,137
                                              ==========        =======          ======          ==========


  Held-to-maturity:

    Mortgage-backed securities:
       Adjustable-rate                        $  802,007        $ 7,846          $  815         $  809,038
       Fixed-rate                                171,637          6,572               4            178,205

    Collateralized mortgage
     obligations:
       Adjustable-rate                               957                              1                956
      Fixed-rate                                   3,205             51                              3,256
                                              ----------        -------          ------         ----------

                                              $  977,806        $14,469          $  820         $  991,455
                                              ==========        =======          ======         ==========


At December 31, 1992:

  Mortgage-backed securities:
    Adjustable-rate                           $1,140,581        $ 7,847          $3,193         $1,145,235
    Fixed-rate                                   161,008          8,030               3            169,035
                                              ----------        -------          ------         ----------

                                              $1,301,589        $15,877          $3,196         $1,314,270
                                              ==========        =======          ======         ==========

FIRST FINANCIAL CORPORATION

NOTE D--MORTGAGE-RELATED SECURITIES--Continued


The following tables summarize aggregate mortgage-related securities by issuer.

                                                                  Gross Unrealized
                                              Amortized        -----------------------          Estimated
                                                 Cost           Gains           Losses          Fair Value
                                              ---------        -------          ------          ----------
                                                                   (In Thousands)
At December 31, 1993:

   Private issuers                            $1,165,421        $15,145          $4,580         $1,175,986
   Federal Home Loan Mortgage
     Corporation (FHLMC)                          71,411          2,787               1             74,197
   Federal National Mortgage
     Association (FNMA)                           68,133          1,201               2             69,332
   Government National Mort-
     gage Association (GNMA)                      18,309            770               2             19,077
                                              ----------        -------          ------         ----------

                                              $1,323,274        $19,903          $4,585         $1,338,592
                                              ==========        =======          ======         ==========
At December 31, 1992:

   Private issuers                            $1,168,888        $ 9,746          $3,193         $1,175,441
   FHLMC                                         108,865          5,153                            114,018
   FNMA                                           13,377            341                             13,718
   GNMA                                           10,459            637               3             11,093
                                              ----------        -------          ------         ----------

                                              $1,301,589        $15,877          $3,196         $1,314,270
                                              ==========        =======          ======         ==========

At December 31, 1993, the private issuers category above includes securities with an amortized cost of $1,080,000,000 which have been AA rated by an independent rating agency. Other securities in the private issuer category are, at a minimum, of investment grade quality.

During the years ended December 31, 1993, 1992 and 1991, mortgage-related securities available-for-sale with a fair value at the date of sale of $81,287,000, $853,000 and $156,825,000, respectively, were sold. The gross realized gains on such sales totaled $14,000, $41,000 and $3,221,000 in 1993, 1992 and 1991, respectively. The gross realized losses on such sales totaled $21,000 and $901,000, respectively, in 1993 and 1991. The 1993 sales related to the restructuring of the mortgage-related securities portfolio acquired in the United acquisition.

Accrued interest receivable on mortgage-related securities was $7,285,000 and $8,637,000 at December 31, 1993 and 1992, respectively.

The Company has restated its December 31, 1993 balance sheet to reflect a correction of an error relating to the misclassification of certain of its mortgage-backed securities ("MBSs"). Subsequent to the filing of the Annual Report on Form 10-K, management began investigating two delinquent MBSs serviced by a California institution under the control of the RTC. In the second quarter of 1994, the investigation showed that the Corporation held approximately $184.0 million of subordinated mezzanine MBSs in its portfolio (in addition to the two delinquent MBSs), and questions were raised as to how such mezzanine securities were purchased under the Corporation's existing investment policy which requires the purchase of senior tranche securities only. It was determined that investment officers in 1991 and 1992 mistakenly interpreted the policy to permit the purchase of mezzanine securities, which consisted of "a" senior tranche but not "the" senior tranche. Since the inherent risk of ownership of the subordinated mezzanine securities could affect management's intent and/or ability to hold such securities, it was determined that the classification held-to-maturity was in error at December 31, 1993. All financial data contained herein has been restated to reflect this reclassification as of December 31, 1993, which results in treating these securities as available-for-sale upon the adoption of SFAS No. 115. The reclassification was originally reported at June 30, 1994, the quarter when the error was discovered. The significant changes include shareholders' equity, revised to $233.8 million from $234.7 million, and stockholders' equity per share, revised to $9.91 from $9.95.

FIRST FINANCIAL CORPORATION

NOTE E--LOANS RECEIVABLE

Loans receivable held for investment consist of the following:

                                                                             December 31,
                                                                     1993                        1992
                                                                  ----------                  -------
                                                                            (In Thousands)
Real estate mortgage loans:
   Residential (including multi-family)                           $1,855,298                  $1,301,582
   Commercial and other                                               93,528                      97,204
   Construction - residential (including
        multi-family)                                                 58,132                      73,998
   Construction - commercial                                             460                       4,661
                                                                  ----------                  ----------
        Total real estate mortgage loans                           2,007,418                   1,477,445

Consumer-related loans:
   Credit card                                                       209,414                     178,436
   Home equity                                                       193,291                     162,283
   Education                                                         167,385                     163,261
   Manufactured housing                                              165,017                     133,195
   Consumer                                                          153,574                      89,028
   Other                                                                 111                       3,298
                                                                  ----------                  ----------
        Total consumer-related loans                                 888,792                     729,501
                                                                  ----------                  ----------

Total loans before net items                                       2,896,210                   2,206,946

Less:
   Allowances for losses                                              23,266                      17,067
   Undisbursed loan proceeds                                          18,705                      26,847
   Deferred loan fees                                                  2,591                       2,357
   Discount on loans of acquired businesses                            1,979                       3,546
   Unearned discounts                                                  1,084                       1,252
                                                                  ----------                  ----------
                                                                      47,625                      51,069
                                                                  ----------                  ----------

                                                                  $2,848,585                  $2,155,877
                                                                  ==========                  ==========

The following  table sets forth the  composition of the  commercial  real estate
loan  portfolio,   including  both  conventional  and  construction   loans,  by
geographic location of the related collateral properties.

                                                                  December 31,
                                                     1993                               1992
                                              -----------------                     -----------
                                                           Percent                            Percent
                                                             Of                                 Of
        Property Location                 Amount            Total            Amount            Total
                                         --------          --------          ------           --------
                                                           (Dollars in Thousands)

        Wisconsin                        $ 67,257             71.6%          $ 79,311           77.9%
        Illinois                            6,816              7.3              2,967            2.9
        Minnesota                           4,749              5.1              4,941            4.8
        Georgia                             4,170              4.4              4,229            4.2
        Tennessee                           2,874              3.0              2,924            2.9
        Arizona                             2,029              2.1              2,029            2.0
        Texas                               1,854              2.0              1,887            1.8
        Other                               4,239              4.5              3,577            3.5
                                         --------            -----           --------          -----

                                         $ 93,988            100.0%          $101,865          100.0%
                                         ========            =====           ========          =====

Accrued interest on loans receivable was $16,895,000 and $15,491,000 at December 31, 1993 and 1992, respectively.

FIRST FINANCIAL CORPORATION

NOTE F--FORECLOSED PROPERTIES AND REPOSSESSED ASSETS


Foreclosed properties and repossessed assets are summarized as follows:

                                                                                              December 31,
                                                                                          1993             1992
                                                                                         ------           -----
                                                                                             (In Thousands)

Real estate owned                                                                        $ 5,804          $11,527
Real estate judgments subject to redemption                                                2,236            2,761
Manufactured housing owned                                                                   115              256
Repossessed collateral assets                                                                 48              206
                                                                                         -------          -------
                                                                                           8,203           14,750
Less allowance for losses                                                                  1,386              552
                                                                                         -------          -------

                                                                                         $ 6,817          $14,198
                                                                                         =======          =======


NOTE G--ALLOWANCE FOR LOSSES

A summary of the activity in the allowance for loan losses follows:

                                                                         Year Ended December 31,
                                                                 1993              1992               1991
                                                                ------            ------             -----
                                                                              (In Thousands)

Balance at beginning of year                                    $17,067           $16,706            $15,644
Acquired bank's allowance                                         4,885
Provisions                                                       10,219            13,851             18,333
Charge-offs                                                     (10,294)          (14,727)           (18,643)
Recoveries                                                        1,389             1,237              1,372
                                                                -------           -------            -------

                                      BALANCE AT END OF YEAR    $23,266           $17,067            $16,706
                                                                =======           =======            =======


A summary of the activity in the allowance for losses on foreclosed properties and repossessed assets follows. The provisions for losses are included in the Consolidated Statements of Income in "Net Cost of Operations of Foreclosed Properties."

                                                                        Year Ended December 31,
                                                                1993               1992               1991
                                                               ------             ------             -----
                                                                              (In Thousands)

Balance at beginning of year                                   $  552             $  738             $1,023
Provisions                                                      3,519              4,794              2,947
Charge-offs                                                    (2,685)            (4,980)            (3,232)
                                                               ------             ------             ------

                                      BALANCE AT END OF YEAR   $1,386             $  552             $  738
                                                               ======             ======             ======


FIRST FINANCIAL CORPORATION

NOTE H--OFFICE PROPERTIES AND EQUIPMENT


Office properties and equipment are summarized as follows:

                                                                                         December 31,
                                                                                    1993               1992
                                                                                  --------           ------
                                                                                       (In Thousands)

Land and parking lot improvements                                                 $11,328            $ 8,796
Office buildings and improvements                                                  44,785             36,510
Furniture and equipment                                                            31,498             24,775
Leasehold improvements                                                              2,171              1,660
                                                                                  -------            -------
                                                                                   89,782             71,741
Less allowances for depreciation and
   amortization                                                                    39,662             29,374
                                                                                  -------            -------

                                                                                  $50,120            $42,367
                                                                                  =======            =======


NOTE I--DEPOSITS

Deposits are summarized as follows:

                                            December 31, 1993                        December 31, 1992
                                                            Weighted                                 Weighted
                                                            Average                                   Average
                                         Amount               Rate                Amount               Rate
                                       ----------          ----------            --------            ---------
                                                               (Dollars in Thousands)

Checking accounts:
   Interest-bearing                    $  280,401              1.76%            $  174,969              2.29%
   Non-interest-bearing                    82,637                --                 49,759                --
                                       ----------                               ----------
    Total checking
     accounts                             363,038              1.36                224,728              1.78

Passbook accounts                         812,138              2.76                751,811              3.74

Variable-rate insured
   money market accounts                  311,085              2.83                296,181              3.46

Certificate accounts:
   Less than one year                     400,478              3.64                321,034              4.19
   One to two years                       666,896              3.99                561,796              4.58
   Two to three years                     653,834              4.72                494,890              6.61
   Three to four years                    307,711              5.78                143,281              7.48
   Four years or more                     532,136              7.24                408,740              8.10
                                       ----------                               ----------
    Total certificates                  2,561,055              5.01              1,929,741              6.00
                                       ----------                               ----------

                                        4,047,316              4.06%             3,202,461              4.94%
                                                               ====                                     ====
Accrued interest                            3,204                                    3,651
                                       ----------                               ----------
                                       $4,050,520                               $3,206,112
                                       ==========                               ==========

FIRST FINANCIAL CORPORATION

NOTE I--DEPOSITS--Continued


Aggregate annual maturities of certificate accounts at December 31, 1993 are as follows (in thousands):

              Matures During
                Year Ended
               December 31,
               ------------

                    1994                             $1,488,542
                    1995                                628,272
                    1996                                245,467
                    1997                                 69,127
                    1998                                123,484
                    Thereafter                            6,163
                                                     ----------
                                                     $2,561,055
                                                     ==========

Interest expense on deposits consists of the following:

                                                                           Year Ended December 31,
                                                                 1993                1992                 1991
                                                              ----------          ----------           -------
                                                                               (In Thousands)

Passbook                                                      $ 25,953            $ 27,154             $ 14,275
Checking                                                         5,427               4,658                7,445
Variable-rate insured
  money market                                                   9,497              10,921               16,547
Certificates                                                   128,864             131,309              161,501
                                                              --------            --------             --------
                                                              $169,741            $174,042             $199,768
                                                              ========            ========             ========

NOTE J--BORROWINGS

At December 31, 1993, the Corporation has an unused line-of-credit in the amount of $18,000,000. The line-of-credit is available to the Corporation for working-capital purposes or for potential future acquisitions. Under the terms of the line-of-credit, which is available through April, 1994, interest on outstanding notes would be payable at the lender's then prevailing prime rate. The line-of-credit agreement contains various covenants relative to the operations of the Corporation and First Financial. Included among the covenants are restrictions on levels of total borrowings and the interest-bearing asset/liability ratio for the Corporation, on a consolidated basis, and a requirement that First Financial maintain a minimum riskbased regulatory capital of 8.0%. All of such covenants are met at December 31, 1993. In addition, the Corporation has pledged its stock in First Financial as collateral for the line-of-credit.

FIRST FINANCIAL CORPORATION

NOTE J--BORROWINGS-Continued


Borrowings are comprised of the following:

                                                                                         December 31,
                                                                          1993                             1992
                                                               ----------------------------      ----------------------
                                                                              Weighted                        Weighted
                                                                              Average                         Average
                                            Maturity            Amount          Rate             Amount         Rate
                                           ----------          --------      ----------         --------     ----------
                                                                        (Dollars in Thousands)

Federal Home Loan Bank:                     On Demand          $140,500         3.24%           $237,000        3.73%
                                            1993                                                  60,000        4.58
                                            1994                 60,053         5.18              50,000        4.78
                                            1995                150,000         4.61              50,000        5.38
                                            1996                 21,228         6.48
                                            1997                     31         7.00                  31        7.00
                                            2000                    162         7.00                 162        7.00

Subordinated Notes                          1999                 54,997         8.51              55,000        8.51

Collateralized mortgage
  obligations                               2003                  5,217         8.43

Industrial Development
  Revenue Bonds:                            1994                                                   2,585       10.11
                                            2021                  6,410         7.04               7,170        7.03
                                                               --------                         --------

                                                               $438,598         4.91%           $461,948        4.87%
                                                               ========        =====            ========       =====


Aggregate annual payments on borrowings at December 31, 1993 are, as follows (in thousands):


         Matures During
           Year Ended
          December 31,
         --------------
               1994                                          $201,044
               1995                                           150,491
               1996                                            20,536
               1997                                               136
               1998                                               115
               Thereafter through 2021                         61,059
                                                             --------
                                                              433,381
               Collateralized Mortgage
                Obligations                                     5,217
                                                             --------
                                                             $438,598
                                                             ========

First Financial is required to maintain unencumbered first mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the Federal Home Loan Bank as collateral. In addition, these borrowings are collateralized by Federal Home Loan Bank stock of $29,832,000 at December 31, 1993, which is included in "Other Assets" in the consolidated balance sheets.

FIRST FINANCIAL CORPORATION

NOTE J--BORROWINGS--Continued


Subordinated notes (the Notes) are payable at maturity on November 1, 1999. Interest at the rate of 8% per annum is payable monthly. The Notes are redeemable at par plus accrued interest on or after November 1, 1995 in whole or in part at the option of the Corporation. Under the terms of the indenture relating to the Notes, the ability of the Corporation to incur additional indebtedness, pay cash dividends or make other capital distributions is limited under certain circumstances. The indenture does not limit the ability of the Corporation's subsidiaries to incur indebtedness (except for indebtedness that is guaranteed by, or secured by, property of the Corporation). Unamortized issuance costs relating to the Notes totaled $1,625,000 and $1,903,000 at December 31, 1993, and 1992, respectively, which is being amortized using the interest method.

UFS Capital Corporation, the Corporation's wholly-owned finance subsidiary, has issued the collateralized mortgage obligations. Principal repayments are scheduled in varying amounts through January, 2003. The obligations are collateralized by mortgage-backed securities with a carrying value of $5,640,000 and a fair value of $5,693,000 at December 31, 1993.

Industrial Development Revenue Bonds are payable in ten annual installments ranging from $90,000 to $150,000 with additional payments of $1,910,000 and $3,320,000 due October 1, 2012 and 2021, respectively. Interest is payable semi-annually. The bonds were issued to refinance an apartment project which was sold in 1992. The bonds are collateralized by mortgage-backed securities with a carrying value of $9,278,000 at December 31, 1993. First Financial has a loan receivable from the buyer of $5,947,000 at December 31, 1993, which is secured by a first mortgage on the apartment project.


NOTE K--INCOME TAXES

The provision for income taxes, for the years ended December 31, consists of the following:

                                                                                                       Deferred
                                                                     Liability Method                   Method
                                                              ------------------------------           --------
                                                                 1993                1992                1991
                                                              -----------         ----------           --------
                                                                                 (In Thousands)

Current:
  Federal                                                       $26,029            $17,492                $12,624
  State                                                           3,043                692                  2,404
                                                                -------            -------                -------
                                                                 29,072             18,184                 15,028

Deferred (credit):
  Federal                                                        (1,875)            (2,005)                (2,615)
  State                                                            (325)                11                     (4)
                                                                -------            -------                -------
                                                                 (2,200)            (1,994)                (2,619)
                                                                -------            -------                -------
                                                                $26,872            $16,190                $12,409
                                                                =======            =======                =======

FIRST FINANCIAL CORPORATION

NOTE K--INCOME TAXES--Continued


The provision for income taxes, for the years ended December 31, differs from that computed at the federal statutory corporate tax rate as follows:

                                                                                                      Deferred
                                                                   Liability Method                    Method
                                                              ------------------------------          ---------
                                                                 1993                1992                1991
                                                              -----------         ----------           -------
                                                                                (In Thousands)

Income before income taxes and
  cumulative effect of a change
  in accounting principle                                       $72,087            $44,622                $30,935
                                                                =======            =======                =======

Tax at federal statutory rate (35%-
  1993 and 34%-1992 and 1991)                                   $25,230            $15,171                $10,518
Add (deduct) effect of:
  State income taxes (net of
    federal income taxes)                                         2,061                329                  1,625
  Goodwill amortization                                             301                291                    213
  Other                                                            (720)               399                     53
                                                                -------            -------                -------

                                         INCOME TAX PROVISION   $26,872            $16,190                $12,409
                                                                =======            =======                =======


The components of the provision (credit) for deferred income taxes, for the years ended December 31, and the deferred tax asset (liability) as of December 31, are as follows:

                                                Provision (Credit) For
                                                Deferred Income Taxes                         Deferred Tax
                                              ---------------------------------------      --------------------
                                                                            Deferred        Asset (Liability)
                                               Liability Method              Method            December 31,
                                              --------------------          ---------       -------------------
                                              1993           1992             1991           1993         1992
                                              -----          -----            -----         -----         -----
                                                                         (In Thousands)

Deferred loan fees and other
  loan yield adjustments                    $  (737)       $(2,088)         $(1,077)       $  3,255       $ 2,268
Excess tax depreciation                          67           (172)            (312)         (1,575)       (1,535)
Loan loss reserves                           (1,164)          (673)            (341)          8,737         7,355
Deferred compensation                          (154)          (178)            (237)          1,919         1,725
Excess book core deposit
  intangible amortization                      (367)          (240)                           2,294         1,883
FHL Bank stock dividend                          (3)           462              398            (868)         (851)
Internal Revenue Service
  examination                                                                (1,350)
Market valuation adjustments                                                                 (1,823)
Tax net operating loss
  carryforwards                                                                               1,553         1,436
Other                                           431            (58)             300            (103)          251
                                            -------        -------          -------        --------       -------
                                             (1,427)        (2,947)          (2,619)         13,389        12,532
Valuation allowance for
  deferred tax assets                          (273)           953                           (3,547)       (3,333)
                                            -------        -------          -------        --------       -------
                                            $(2,200)       $(1,994)         $(2,619)       $  9,842       $ 9,199
                                            =======        =======          =======        ========       =======

FIRST FINANCIAL CORPORATION

NOTE K--INCOME TAXES--Continued


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets related to state net operating loss carryforwards of subsidiaries, core deposit intangibles and other timing differences. When realized, the tax benefit for these items will be used to reduce current tax expense for that period.

Previously the Banks qualified under provisions of the Internal Revenue Code which permitted as a deduction from taxable income allowable bad debt deductions which significantly exceeded actual experience and the financial statement loan loss provisions. A deferred tax liability was not required on these excess tax bad debt reserves. At December 31, 1993,the Banks' tax bad debt reserves are approximately $73,395,000. Upon the adoption of SFAS No. 109 as of January 1, 1992, the Banks were required to establish a deferred tax liability for the excess of its tax bad debt reserves over the balance at the close of the base year. The amount of the base year reserves is considered to meet the indefinite reversal criteria of Accounting Principle Board Opinion No. 23, "Accounting for Income Taxes-Special Area," and accordingly is not subject to deferred taxes. The Banks' base year tax bad debt reserves are approximately $70,104,000. Income taxes would be imposed at the then applicable rates if the Banks were to use these reserves for any purpose other than to absorb bad debt losses.

NOTE L--STOCKHOLDERS' EQUITY

The Board of Directors declared a two-for-one stock split of the Corporation's common stock to stockholders of record on March 13, 1992,payable on April 16, 1992. This stock split was effected in the form of a 100% stock dividend by the distribution of shares. The par value of the common stock remained at $1.00. On February 17, 1993, the Board of Directors declared an additional two-for-one stock split payable on March 5, 1993 to stockholders of record on February 24, 1993. All numbers of shares and per share amounts included in the financial statements and notes thereto have been adjusted to reflect these distributions.

The Board of Directors of the Corporation is authorized to issue preferred stock in series and to establish the voting powers, other special rights of the shares of each such series and the qualifications and restrictions thereof. Preferred stock may rank prior to the common stock as to dividend rights, liquidation preferences or both, and may have full or limited voting rights.

FIRST FINANCIAL CORPORATION

NOTE L--STOCKHOLDERS' EQUITY--Continued


Under Wisconsin state law, preferred stockholders would be entitled to vote as a separate class or series in certain circumstances, including any amendment which would adversely change the specific terms of such series of stock or which would create or enlarge any class or series ranking prior thereto in rights and preferences. No preferred stock has been issued.

Deposits in the Banks are insured to the maximum allowable amounts by the Savings Association Insurance Fund (SAIF) as administered by the Federal Deposit Insurance Corporation (FDIC). As SAIF-insured institutions, the Banks are required to meet tangible, core and risk-based regulatory capital requirements as determined by the Office of Thrift Supervision (OTS). Tangible capital generally consists of stockholder's equity minus certain intangible assets. Core capital generally consists of stockholder's equity. The risk-based capital requirements presently address credit risk related to both recorded assets and off-balance sheet commitments and obligations.

The Banks' various OTS regulatory capital measurements at December 31, 1993 are set forth below.


                                                                     First
                                                                   Financial              Port
                                                                   ----------            ------
                                                                          (In Thousands)

Bank's stockholder's equity                                        $275,288              $7,400
Less:
   Core deposit intangibles                                         (28,322)
   Goodwill                                                          (3,070)
   Investment in subsidiaries
       and activities not permitted for
       national banks                                                (1,792)                (59)
   Purchased mortgage servicing rights
       adjustment                                                       (44)
   Other                                                               (277)
                                                                   --------             -------
                                          TANGIBLE CAPITAL          241,783               7,341
Add: qualifying intangibles                                          28,322
                                                                   --------             -------
                                              CORE CAPITAL          270,105               7,341
Add: qualifying general allowances for
        loan losses                                                  19,674                 524
                                                                   --------              ------
                                        RISK-BASED CAPITAL         $289,779              $7,865
                                                                   ========              ======


The following table compares the Banks' regulatory capital with OTS capital requirements at December 31, 1993:

                                     Actual         Required                         Actual      Required
                                     Amount          Amount          Excess          Ratio        Ratio        Excess
                                     -------        ---------        ------          -------     --------      -------
                                                            (Dollars in Thousands)

First Financial:
   Tangible capital               $241,783          $ 69,868        $171,914          5.19%        1.50%        3.69%
   Core capital                    270,105           140,585         129,520          5.76         3.00         2.76
   Risk-based capital              289,779           185,100         104,679         12.52         8.00         4.52

Port:
   Tangible capital               $  7,341          $  1,494        $  5,847          7.38%        1.50%        5.88%
   Core capital                      7,341             2,987           4,354          7.38         3.00         4.38
   Risk-based capital                7,865             4,325           3,540         14.55         8.00         6.55


FIRST FINANCIAL CORPORATION

NOTE L--STOCKHOLDERS' EQUITY--Continued


The OTS has adopted a final rule which would add an interest-rate risk component to the OTS risk-based capital requirement effective July 1, 1994. The OTS has adopted another final rule, effective March 4, 1994, disallowing any new core deposit intangibles, acquired after the rule's effective date, from counting as regulatory capital. Core deposit intangibles acquired prior to the effective date have been grandfathered for purposes of this rule. The OTS also has proposed to increase the minimum required core capital ratio from the current 3.00% to a range of 4.00% to 5.00% for all but the most healthy financial institutions.

Under the terms of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the Banks are further subject to the prompt corrective action
(PCA) provisions of FDICIA. Under FDICIA, thrift institutions are assigned, based upon regulatory capital ratios and other subjective supervisory criteria, to one of five PCA categories, ranging from "well capitalized" to "critically undercapitalized". Institutions assigned to the three lowest categories are subject to PCA sanctions by the OTS. PCA sanctions include, among other items, additional restrictions on dividends and capital distributions. As of December 31, 1993, management believes that both Banks had capital in excess of the requirements to be "well capitalized" institutions under the PCA provisions of FDICIA.

Applicable rules and regulations of the OTS impose limitations on dividends by the Banks. Within those limitations, certain "safe harbor" dividends are permitted, subject to providing the OTS at least 30 days' advance notice. The safe harbor amount is based upon an institution's regulatory capital level. Thrift institutions which have capital in excess of all fully phased-in capital requirements before and after the proposed dividend are permitted to make capital distributions during any calendar year up to the greater of (i) 100% of net income to date during the calendar year, plus one-half of the surplus over such institution's fully-phased-in capital requirements at the beginning of the calendar year, or (ii) 75% of net income over the most recent four-quarter period. Additional restrictions would apply to an institution which does not meet its fully phased-in capital requirement before or after a proposed dividend. In addition, as a result of the PCA provisions of FDICIA, the OTS has indicated that it intends to review existing regulations on dividends to determine whether amendments are necessary based on such provisions. In the interim, the OTS has indicated that it intends to determine the permissibility of dividends consistent with the PCA provisions of FDICIA.

FIRST FINANCIAL CORPORATION

NOTE M--EMPLOYEE BENEFIT PLANS


The Corporation has a stock option plan under which shares of common stock are reserved for the grant of both incentive and non-incentive stock options to directors, officers and employees. The plan provides that option prices will not be less than the fair market value of the stock at the grant date. The date on which the options are first exercisable, generally two or more years from the grant date, is determined by the Stock Option Committee of the Board of Directors and expire no later than ten years from the grant date.

A summary of stock option activity follows:



                                                            Number Of           Option Price
                                                             Shares               Per Share
                                                            ---------           ---------------

Balance January 1, 1991                                      928,388           $  .85 - $ 4.19
   Exercised                                                 (59,800)             .85 -   3.69
   Cancelled                                                 (21,560)            1.68 -   3.09
                                                           ---------           ---------------
Balance December 31, 1991                                    847,028              .85 -   4.19
   Granted                                                 1,394,000             6.38 -   9.44
   Exercised                                                (230,876)             .85 -   4.19
   Cancelled                                                  (5,000)            3.09 -   8.00
                                                           ---------           ---------------
Balance December 31, 1992                                  2,005,152             1.68 -   9.44
   Granted                                                    40,500            13.63 -  15.00
   Exercised                                                (348,741)            1.70 -   9.44
   Cancelled                                                  (8,000)            6.38 -   9.44
                                                           ---------           ---------------

         BALANCE DECEMBER 31, 1993                         1,688,911           $ 1.68 - $15.00
                                                           =========           ===============


Options for 322,411 shares and 603,100 shares were exercisable at December 31, 1993 and 1992, respectively. At December 31, 1993, options for 784,500 shares were available for future grant.

The Corporation sponsors a defined-contribution profit sharing plan which covers all full time Wisconsin-based employees who have completed one year of service and are at least twenty-one years old. Corporate contributions are discretionary. Expense for this plan for 1993, 1992 and 1991 was $3,666,000, $2,950,000 and $1,650,000, respectively.

The Corporation sponsors a supplemental executive retirement plan for certain executive officers, which is funded through life insurance and provides additional benefits at retirement. At December 31, 1993, the projected future obligation under this plan amounted to $2,465,000, which is being accrued through a combination of annual amortization of prior service costs plus current annual provisions for additional service costs and interest. Expense for this plan was $434,000 and $166,000 for 1993 and 1992, respectively.

FIRST FINANCIAL CORPORATION

NOTE M--EMPLOYEE BENEFIT PLANS--Continued


The Corporation sponsors an unfunded defined-benefit retirement plan for all outside directors. At December 31, 1993, the projected future obligation under this plan totaled $1,271,000, which is being accrued through a combination of annual amortization of prior service costs plus current annual provisions for additional service costs and interest. Expense for this plan was $122,000, $280,000 and $273,000 in 1993, 1992 and 1991, respectively.

The Corporation also sponsors a defined-benefit pension plan covering substantially all of its Illinois-based employees (the Illinois Plan). Benefits are based upon a formula using years of service and the participant's compensation during the term of employment.

The following tables set forth the Illinois Plan's funded status and amounts recognized in the consolidated financial statements:


                                                                                              December 31,
                                                                                            1993          1992
                                                                                          --------      ------
                                                                                            (In Thousands)

Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
   vested benefits of $2,289,000--1993 and
   $1,766,000--1992                                                                       $ 2,373       $  1,813
                                                                                          =======       ========

Plan assets at fair value, primarily fixed
   income securities                                                                      $ 3,939       $  3,907
Projected benefit obligation                                                                2,516          2,107
                                                                                          -------       --------
Plan assets in excess of projected
   benefit obligation                                                                       1,423          1,800
Unrecognized net gain from past experience
   different from that assumed and effects
   of changes in assumptions                                                                  620            378
Unrecognized net transition asset                                                          (1,432)        (1,560)
                                                                                          -------       --------
Prepaid pension cost included in other assets                                             $   611       $    618
                                                                                          =======       ========


Net pension benefits for the Illinois Plan include the following components:

                                                                                  Year Ended December 31,
                                                                             1993           1992          1991
                                                                           --------       --------      ------
                                                                                  (In Thousands)

Service cost--benefits earned during the
  period                                                                   $ 259          $   87        $  90
Interest cost on projected benefit
  obligation                                                                 197             165          149
Actual return on plan assets                                                (327)           (302)        (312)
Net amortization and deferral                                               (122)           (129)        (111)
                                                                           -----          ------        -----

Net periodic pension expense (benefit)                                     $   7          $ (179)       $(184)
                                                                           =====          ======        =====

FIRST FINANCIAL CORPORATION

NOTE M--EMPLOYEE BENEFIT PLANS--Continued


The principal actuarial assumptions used to develop the net pension benefit for the Illinois Plan were as follows:

                                                                                  Year Ended December 31,
                                                                               1993         1992          1991
                                                                             --------     --------      ------

Weighted average discount rate                                                  7.25%        8.00%         8.00%
Rate of increase in future compensation                                         5.00         6.00          6.00
Expected long-term rate of return on plan assets                                7.75         8.00          8.00


The Corporation does not, as a policy, offer post-retirement benefits other than profit sharing, pensions, and certain supplemental retirement benefits noted above.


NOTE N--FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Corporation is a party to financial instruments with offbalance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and financial guarantees and involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement First Financial has in particular classes of financial instruments.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent credit risk are as follows:

                                                                                December 31,
                                                                         1993                  1992
                                                                       --------              ------
                                                                              (In Thousands)
Commitments to extend credit:
     Fixed rate (6.25% to 8.75% at
       December 31, 1993)                                              $ 52,079              $ 15,630
     Adjustable rate                                                     10,259                 6,834
Commitments to purchase adjustable-rate
  mortgage-related securities                                            87,753                25,000
Unused lines of credit:
     Credit cards                                                       702,364               550,668
     Home equity                                                        250,344               190,623
Loans sold with recourse                                                 59,000               119,000
Financial guarantees written                                             10,951                18,346

FIRST FINANCIAL CORPORATION

NOTE N--FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK -- Continued


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. With the exception of credit card lines-of-credit, the Corporation generally extends credit only on a secured basis. Collateral obtained varies but consists primarily of one- to four-family residences and income-producing commercial properties.

Commitments to extend credit on a fixed-rate basis expose the Corporation to a certain amount of interest-rate risk if market rates of interest increase substantially during the commitment period. Similar risks exist relative to loans classified as held for sale, which totaled $73,919,000 at December 31, 1993. This exposure, however, is mitigated by the hedge of firm commitments to sell the majority of these loans. Commitments outstanding to sell mortgage loans at December 31, 1993 amount to $111,500,000.

Financial guarantees represent agreements whereby, for an annual fee, certain of the Banks' mortgage loans, investments and mortgage-backed securities are pledged as collateral for Industrial Development Revenue Bonds which were issued by municipalities to finance commercial or multi-family real estate owned by third parties. In the event the third party borrowers default on principal or interest payments on the bonds, the Banks are required to either pay the amount in default or acquire the then outstanding bonds. First Financial and Port may foreclose on the underlying real estate to recover amounts in default. Management has considered these agreements in its review of the adequacy of the allowance for losses. At December 31, 1993, certain mortgage-related securities and investment securities with a carrying value of approximately $5,394,000 were pledged as collateral for bonds in the aggregate of $3,341,000. Additional bond issues totaling $7,610,000 are supported by letters of credit issued by First Financial in lieu of specific collateral. The bond agreements have expiration dates through 2008.

FIRST FINANCIAL CORPORATION

NOTE O--FAIR VALUES OF FINANCIAL INSTRUMENTS


SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Corporation. The Corporation does not routinely measure the market value of financial instruments because such measurements represent point-in-time estimates of value. It is generally not the intent of the Corporation to liquidate and therefore realize the difference between market value and carrying value and even if it were, there is no assurance that the estimated market values could be realized. Thus, the information presented is not particularly relevant to predicting the Corporation's future earnings or cash flows.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

     Accrued interest income and expense: Accrued interest income and expense are carried at the respective book value.

     Investment and mortgage-related securities: Fair values for investment and mortgage-related securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Loans receivable: For variable-rate mortgage loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for residential mortgage loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for commercial real estate loans, rental property mortgage loans and consumer and other loans are estimated using discounted cash flow analyses and using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     Mortgage servicing rights: Due to the lack of practicability, the fair value of mortgage loan servicing rights has not been determined and is not presented below. These rights, which consist of the Corporation's contractual right to service loans for others, represent a distinct income producing intangible asset that could be realized by selling those rights to another institution. The value of those rights, except to the extent that purchased mortgage servicing rights exist, is not reflected in the Corporation's consolidated balance sheets.

     Federal Home Loan Bank stock: Federal Home Loan Bank stock is carried at cost which is its redeemable value since the market for this stock is limited.

     Deposits: The fair values disclosed for interest-bearing and non-interest-bearing checking accounts, passbook accounts and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit.

     Borrowings: The fair values of the Corporation's long-term borrowings are estimated using discounted cash flow analyses, based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

FIRST FINANCIAL CORPORATION

NOTE O--FAIR VALUES OF FINANCIAL INSTRUMENTS--Continued

     Off-balance-sheet instruments: Fair values for the Corporation's off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at December 31, 1993 and 1992.

The carrying amounts and fair values of the Corporation's financial instruments consisted of the following.

                                                                             December 31,
                                                             1993                              1992
                                                     --------------------                 -------------
                                                                   Estimated                          Estimated
                                                   Carrying          Fair           Carrying            Fair
                                                    Amount           Value           Amount             Value
                                                  ----------       ----------      -----------        ----------
                                                                            (In Thousands)
Cash equivalents                                  $   47,641       $   47,641      $   60,167         $   60,167

Investment securities available-
  for-sale                                        $   84,487       $   84,487

Investment securities held-to-
  maturity                                        $  143,568       $  143,448      $  103,633         $  104,949

Federal Home Loan Bank stock                      $   29,832       $   29,832      $   22,244         $   22,244

Mortgage-related securities
  available-for-sale                              $  347,137       $  347,137

Mortgage-related securities
  held-to-maturity                                $  977,806       $  991,455      $1,301,589         $1,314,270

Loans held for sale                               $   73,919       $   74,567      $   54,840         $   55,280

Loans receivable:
  Real estate                                     $1,973,172       $1,997,107      $1,436,947         $1,453,626
  Credit cards                                       202,912          202,912         174,845            174,845
  Home equity                                        192,862          192,862         163,397            163,397
  Education                                          167,333          167,333         160,298            160,298
  Manufactured housing                               160,349          177,230         128,544            141,183
  Consumer and other                                 151,957          152,177          91,846             93,321
                                                  ----------       ----------      ----------         ----------
                                                  $2,848,585       $2,889,621      $2,155,877         $2,186,670
                                                  ==========       ==========      ==========         ==========

Accrued interest receivable                       $   27,183       $   27,183      $   25,686         $   25,686

Deposits:
  Checking                                        $  363,038       $  363,038      $  224,728         $  224,728
  Passbooks                                          812,138          812,138         751,811            751,811
  Money market                                       311,085          311,085         296,181            296,181
  Certificates                                     2,561,055        2,587,730       1,929,741          1,959,075
                                                  ----------       ----------      ----------         ----------
                                                  $4,047,316       $4,073,991      $3,202,461         $3,231,795
                                                  ==========       ==========      ==========         ==========
Borrowings:
  Federal Home Loan Bank
    advances                                      $  371,974       $  373,317      $  397,193         $  397,251
  Collateralized mortgage obli-
    gations                                            5,217            5,296
  Subordinated notes                                  54,997           55,547          55,000             55,000
  Industrial development revenue
    bonds                                              6,410            6,776           9,755             10,008
                                                  ----------       ----------      ----------         ----------
                                                  $  438,598       $  440,936      $  461,948         $  462,259
                                                  ==========       ==========      ==========         ==========

Accrued interest payable                          $    4,535       $    4,535      $    5,285         $    5,285

FIRST FINANCIAL CORPORATION

NOTE P--MORTGAGE BANKING ACTIVITIES


Loans serviced for investors amounted to $1,302,000,000, $1,311,000,000 and $1,556,000,000 at December 31, 1993, 1992 and 1991, respectively. These loans are not reflected in the consolidated financial statements. The Banks originate mortgage loans which, depending upon whether the loans meet the Banks' investment objectives, may be sold in the secondary mortgage market or to other private investors. All loans are currently sold on a nonrecourse basis and the servicing of these loans is retained by the Banks. At December 31, 1993, 1992 and 1991, $59,000,000, $119,000,000 and $150,000,000, respectively, of the serviced loans were sold with recourse. Of these recourse loans, approximately $47,000,000, $104,000,000 and $128,000,000 were federally-insured or federally-guaranteed at December 31, 1993, 1992 and 1991, respectively. In addition, management has considered the remaining uninsured or non-guaranteed balance in the determination of the adequacy of the allowance for losses.

Direct origination and servicing costs for mortgage banking activities cannot be presented as these operations are integrated with and not separable from the origination and servicing of portfolio loans, and, as a result, cannot be accurately estimated.

Mortgage banking activities are summarized as follows:

                                                                At Or For The Year Ended
                                                                        December 31,
                                                         1993               1992               1991
                                                       --------           --------           ------
                                                                  (In Thousands)
Consolidated balance sheet information:
     Mortgage loans held for sale                      $ 73,919           $ 54,840           $ 38,061
     Unamortized purchased mortgage
       servicing rights and capitalized
       excess servicing (included in
       "Other Assets")                                      473              1,756              4,322

Consolidated statement of income information:
    Service fees on loans
       sold (gross)                                    $  6,621           $  7,898           $  9,830
    Amortization of purchased
      mortgage servicing rights
      and capitalized excess
      servicing                                          (1,388)            (3,503)            (2,910)
                                                       --------           --------           --------
     Service fees on loans
       sold (net)                                      $  5,233           $  4,395           $  6,920
                                                       ========           ========           ========

     Gain on sales of mortgage loans
       held for sale                                   $  7,997           $  4,859           $  3,241

Consolidated statement of cash flow information:
     Mortgage loans originated for
       sale                                            $599,126           $392,515           $157,571
     Mortgage loans transferred to
       held for sale portfolio                           60,238            114,978            162,707
     Sales of mortgage loans held for
       sale                                             648,282            495,573            299,278

FIRST FINANCIAL CORPORATION

NOTE Q--LITIGATION


The Banks are involved in certain lawsuits in the course of their general lending business and other operations. The Corporation believes there are sound defenses against the claims asserted therein and is vigorously defending these actions. Management, after review with its legal counsel, is of the opinion that the ultimate disposition of its litigation will not have a material effect on the Corporation's financial condition.


NOTE R--PENDING BUSINESS COMBINATION

On October 13, 1993, the Corporation entered into a definitive agreement to acquire NorthLand Bank of Wisconsin, SSB (NorthLand), of Ashland, Wisconsin, through an exchange of stock valued in the aggregate in the range of 130 to 135 percent of NorthLand's defined tangible stockholders' equity at closing, subject to certain adjustments. Upon closing, NorthLand will be merged into First Financial. The acquisition is subject to approval by the shareholders of NorthLand. This transaction is expected to close during the first quarter of 1994 and will be accounted for as a pooling-of-interests. As of December 31, 1993, NorthLand had total assets and shareholders' equity of $127.4 million (unaudited) and $11.4 million (unaudited), respectively.


NOTE S--FIRST FINANCIAL CORPORATION PARENT COMPANY ONLY
     FINANCIAL INFORMATION

BALANCE SHEETS

                                                                                December 31,
                                                                           1993               1992
                                                                         --------           ------
                                                                               (In Thousands)
ASSETS
Cash and cash equivalents                                                $  4,878           $ 35,161
Investment in subsidiaries                                                282,983            212,755
Prepaid expenses and other assets                                           2,471              2,217
                                                                         --------           --------
                                                                         $290,332           $250,133
                                                                         ========           ========

LIABILITIES
Subordinated notes                                                       $ 54,997           $ 55,000
Other liabilities                                                             650              1,038
                                                                         --------           --------
                                                  TOTAL LIABILITIES        55,647             56,038


STOCKHOLDERS' EQUITY
Common stock                                                               23,587             23,266
Additional paid-in capital                                                 27,340             26,749
Retained earnings                                                         183,758            144,080
                                                                         --------           --------
                                         TOTAL STOCKHOLDERS' EQUITY       234,685            194,095
                                                                         --------           --------

                                                                         $290,332           $250,133
                                                                         ========           ========

FIRST FINANCIAL CORPORATION

NOTE S--FIRST FINANCIAL CORPORATION PARENT COMPANY ONLY
  FINANCIAL INFORMATION--Continued


STATEMENTS OF INCOME

                                                                        Year Ended December 31,
                                                                   1993           1992           1991
                                                                 --------       --------       ------
                                                                             (In Thousands)

Interest income from subsidiaries                                 $   255        $   758        $   248
Interest expense on borrowings                                      4,736          1,696            552
                                                                  -------        -------        -------
                                         NET INTEREST EXPENSE      (4,481)          (938)          (304)
Equity in net income from subsidiaries                             49,027         34,841         18,774
                                                                  -------        -------        -------
                                                                   44,546         33,903         18,470
Management fees paid to subsidiaries                                  735
Other expenses                                                        482            288             73
                                                                  -------        -------        -------
                                   INCOME BEFORE INCOME TAXES      43,329         33,615         18,397
Income tax credits                                                 (1,886)          (417)          (129)
                                                                  -------        -------        -------

                                                   NET INCOME     $45,215        $34,032        $18,526
                                                                  =======        =======        =======

STATEMENTS OF CASH FLOWS


                                                                          Year Ended December 31,
                                                                   1993           1992           1991
                                                                 --------       --------       ------
                                                                             (In Thousands)
OPERATING ACTIVITIES
   Net income                                                     $45,215        $34,032        $18,526
   Adjustments to reconcile net income
     to net cash used in operating
     activities:
      Equity in net income of subsidiaries                        (49,027)       (34,841)       (18,774)
      Other                                                          (645)           159         (1,032)
                                                                  -------        -------        -------
                        NET CASH USED IN OPERATING ACTIVITIES      (4,457)          (650)        (1,280)

INVESTING ACTIVITIES
   Dividends from subsidiaries                                      5,500         23,200          1,000
   Investment in subsidiaries                                     (24,000)       (26,000)        (3,500)
                                                                  -------        -------        -------
                        NET CASH USED IN INVESTING ACTIVITIES     (18,500)        (2,800)        (2,500)

FINANCING ACTIVITIES
   Proceeds from short-term borrowings                                             8,000          6,300
   Repayment of short-term borrowings                                            (20,000)
   Proceeds from issuance of
     subordinated debt                                                            53,051
   Exercise of stock options                                          912            626            115
   Cash dividends paid                                             (8,238)        (5,098)        (3,682)
                                                                  -------        -------        -------
                               NET CASH PROVIDED BY (USED IN)
                                         FINANCING ACTIVITIES      (7,326)        36,579          2,733
                                                                  -------        -------        -------

Increase (decrease) in cash and cash
    equivalents                                                   (30,283)        33,129         (1,047)
Cash and cash equivalents at beginning
   of year                                                         35,161          2,032          3,079
                                                                  -------        -------        -------

                     CASH AND CASH EQUIVALENTS AT END OF YEAR     $ 4,878        $35,161        $ 2,032
                                                                  =======        =======        =======

REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS


Board of Directors and Stockholders
First Financial Corporation



We have audited the accompanying consolidated balance sheets of First Financial Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Corporation and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, the Corporation changed its method of accounting for income taxes in 1992 and its method of accounting for certain debt and equity securities in 1993.



January       , 1995
Milwaukee, Wisconsin

                     MANAGEMENT AND AUDIT COMMITTEE REPORT


      Management is responsible for the preparation, content and integrity of the financial statements and all other financial information included in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles.
      The Corporation maintains a system of internal controls designed to provide reasonable assurance as to the integrity of financial records and the protection of assets. The system of internal controls includes written policies and procedures, proper delegation of authority, organizational division of responsibilities and the careful selection and training of qualified personnel. In addition, the internal auditors and independent auditors periodically test the system of internal controls.
      Management recognizes that the cost of a system of internal controls should not exceed the benefits derived and that there are inherent limitations to be considered in the potential effectiveness of any system. However, management believes that the system of internal controls provides reasonable assurances that financial transactions are recorded properly to permit the preparation of reliable financial statements.
      The Audit Committee of the Board of Directors is composed of outside directors and has the responsibility for the recommendation of the independent auditors for the Corporation. The committee meets regularly with the independent auditors and internal auditors to review the scope of their audits and audit reports and to discuss any action to be taken. The independent auditors and the internal auditors have free access to the Audit Committee.


/s/  John C. Seramur
- - ---------------------------
     John C. Seramur
     President and Chief Executive Officer


/s/  Thomas H. Neuschaefer
- - ---------------------------
     Thomas H. Neuschaefer
     Senior Vice President


/s/  Dr. George R. Leach
- - ---------------------------
     Dr. George R. Leach
     Chairman, Audit Committee

January 17, 1994

                                 EXHIBIT 13 (B)


                          FIRST FINANCIAL CORPORATION



                            MANAGEMENT'S DISCUSSION



                               December 31, 1993
                                   (Restated)

TEN-YEAR SUMMARY  (Dollars in thousands, except per share amounts)

                                                   1993 (a)    1992 (b)        1991         1990 (c)     1989 (d)
                                                  ---------   ---------      --------      ---------    ---------
Income (loss) before extraordinary
  items and the cumulative effect of
  an accounting change                            $   45,215  $   28,432     $   18,526    $   16,022   $   14,376

Net income (loss)                                 $   45,215  $   34,032     $   18,526    $   16,022   $   14,376

Earnings per share (f):
  Primary:
    Income (loss) before extraordinary
      items and the cumulative effect
      of an accounting change                     $     1.88  $     1.21     $      .80    $      .70   $      .63
    Net income (loss)                                   1.88        1.45            .80           .70          .63
  Fully Diluted:
    Income (loss) before extraordinary
      items and the cumulative effect
      of an accounting change                     $     1.86  $     1.19     $      .79    $      .70   $      .63
    Net income (loss)                                   1.86        1.43            .79           .70          .63

Interest income                                   $  340,123  $  296,871     $  300,081    $  292,141   $  235,890
Interest expense                                     189,734     181,896        203,749       204,748      162,059
Net interest income                                  150,389     114,975         96,332        87,393       73,831
Provisions for losses on loans                        10,219      13,851         18,333        16,064       18,306
Non-interest income                                   37,721      32,209         34,331        31,383       32,389
Non-interest expense                                 105,804      88,711         81,395        76,840       64,868

Total assets                                       4,773,783   3,908,286      3,220,002     3,142,293    2,456,695
Loans receivable and held for sale
  (includes mortgage-related securities)           4,247,447   3,512,306      2,885,236     2,738,265    2,142,264
Intangible assets                                     31,392      23,278         20,388        23,178        5,505
Deposits                                           4,050,520   3,206,112      2,935,645     2,883,214    2,098,234
Borrowings                                           438,598     461,948         77,243        60,351      177,253
Stockholders' equity                                 233,835     194,095        164,535       149,576      137,081
Shares outstanding (f)                            23,586,827  23,266,414     23,038,404    22,978,604   22,915,604
Stockholders' equity per share (f)                      9.91        8.34           7.14          6.51         5.98
Dividends declared per share (f)                         .35         .22            .16           .16          .15

Return (loss) on average assets (h)                      .98%        .79%           .58%          .54%         .60%
Return (loss) on average equity (h)                    21.24%      15.78%         11.85%        11.21%       10.82%
Average equity to average assets                        4.62%       4.99%          4.86%         4.78%        5.59%

TABLE CONTINUED
                                                      1988        1987 (e)     1986 (e)     1985 (e)      1984 (e)
                                                    --------     ---------    ---------    ---------     ---------
Income (loss) before extraordinary
  items and the cumulative effect of
  an accounting change                            $   10,769   $    6,252   $    9,324   $  (11,909)   $   (2,826)

Net income (loss)                                 $   14,553   $   11,279   $   13,186   $   (9,527)   $   (1,239)

Earnings per share (f):
  Primary:
    Income (loss) before extraordinary
      items and the cumulative effect
      of an accounting change                     $      .49   $      .33   $      .37   $     (.69)   $     (.15)
    Net income (loss)                                    .66          .59          .57         (.56)         (.06)
  Fully Diluted:
    Income (loss) before extraordinary
      items and the cumulative effect
      of an accounting change                     $      .49   $      .33   $      .37   $     (.69)   $     (.15)
    Net income (loss)                                    .66          .59          .57         (.56)         (.06)

Interest income                                   $  212,809   $  206,546   $  220,054   $  240,718    $  249,449
Interest expense                                     204,748      162,059      143,069      139,223       160,204
Net interest income                                   87,393       73,831       69,740       67,323        59,850
Provisions for losses on loans                        16,185        8,777        9,302       11,405         3,829
Non-interest income                                   30,060       41,471       43,853       35,274        33,746
Non-interest expense                                  65,550       86,109       80,365       80,867        68,949

Total assets                                       2,300,129    2,169,911    2,124,190    2,173,063     2,381,170
Loans receivable and held for sale
  (includes mortgage-related securities)           2,026,445    1,824,726    1,743,169    1,747,593     1,891,381
Intangible assets                                      6,197        9,196       11,666       12,662        13,680
Deposits                                           1,969,217    1,889,018    1,800,316    1,913,174     1,996,741
Borrowings                                           155,568      119,912      182,682      128,605       246,912
Stockholders' equity                                 126,248      105,559       96,048       83,656        94,511
Shares outstanding (f)                            22,841,464   19,241,340   19,091,924   18,394,480    18,330,680
Stockholders' equity per share (f)                      5.53           (g)          (g)          (g)           (g)
Dividends declared per share (f)                         .14          .11          .09          .09           .08

Return (loss) on average assets (h)                      .48%         .29%         .43%       (.53)%         (.11)%
Return (loss) on average equity (h)                    11.21%       10.82%        9.06%        6.16%         10.51%
Average equity to average assets                        5.35%        4.70%        4.10%        3.85%          3.93%

(a) In January, 1993, the Corporation's major subsidiary First Financial Bank, FSB (First Financial) acquired Westinghouse Federal Bank, FSB, d/b/a United Federal Bank ("United"), of Galesburg, Illinois for cash. In addition, in August, 1993, the Corporation completed the assumption of deposits and the purchase of the branch facilities of four Quincy, Illinois-area branches of American Savings. Each acquisition has been accounted for as a purchase.

(b) In separate transactions during 1992, the Corporation completed the assumption of deposits and the purchase of branch facilities of ten Peoria, Illinois-area branches from the LaSalle Talman Bank, FSB and the Resolution Trust Corporation (RTC). Each acquisition has been accounted for as a purchase.

(c) The Corporation completed the acquisition of Illini Federal Savings and Loan Association (Illini) in January, 1990 and, at various dates during 1990, the assumption of the deposits and purchase of certain assets of three former thrift institutions from the RTC. Each of these transactions has been accounted for as a purchase and the related results of operations have been included in the consolidated financial statements since the respective dates of acquisition.

(d) The Corporation completed the acquisition of First Financial-Port Savings Bank, S.A. (Port) in May, 1989. This cash acquisition was accounted for as a purchase and the results of Port's operations have been included in the financial statements since that date.

(e)   Restated,   except  per  share  data,  to  reflect the March, 1988 merger-
      conversion of National Savings & Loan (National) which was accounted for as a pooling-of-interests.

(f) As adjusted for a 2-for-1 stock split of March 5, 1993, a 2-for-1 stock split of April 16, 1992, a 10% stock dividend of March 31, 1989, and for a 2-for-1 stock split of September 30, 1985.

(g) Stockholders' equity per share is not meaningful due to the National merger-conversion in 1988.

(h) Ratio is based upon income (loss) prior to extraordinary items and the cumulative effect of an accounting change.

QUARTERLY DATA

The following table sets forth the Corporation's unaudited quarterly income and expense data for 1992 and 1993.


                                Dec. 31,     Sept. 30,     June 30,      March 31,     Dec. 31,    Sept. 30,  June 30,     March 31,
                                  1993       1993 (a)        1993        1993 (b)        1992        1992       1992        1992 (c)
                                --------     ----------    --------      ---------     --------    ---------  --------     ---------
                                                       (Dollars in thousands, except per share amounts)

Interest income:
  Loans and mortgage-related
     securities                 $81,507       $82,027       $82,702       $81,460      $74,919      $72,329   $71,347     $68,799
  Investments                     4,022         3,174         2,307         2,924        2,171        2,223     3,022       2,061
                                -------       -------       -------       -------      -------      -------   -------     -------
     Interest income             85,529        85,201        85,009        84,384       77,090       74,552    74,369      70,860

Interest expense:
  Deposits                       41,412        42,365        41,388        44,576       40,510       43,082    46,195      44,255
  Borrowings                      4,456         5,157         5,618         4,762        3,983        1,710       861       1,300
                                -------       -------       -------       -------      -------      -------   -------     -------
     Interest expense            45,868        47,522        47,006        49,338       44,493       44,792    47,056      45,555
                                -------       -------       -------       -------      -------      -------   -------     -------

Net interest income              39,661        37,679        38,003        35,046       32,597       29,760    27,313      25,305
Provisions for losses on loans   (2,395)       (2,180)       (2,800)       (2,844)      (3,546)      (2,666)   (3,501)     (4,138)
Gain on sales of assets (d)       2,445         2,657         1,329         1,341        1,423        1,735       481       1,384
Non-interest income               7,631         7,336         7,655         7,327        6,618        6,510     7,132       6,926
                                -------       -------       -------       -------      -------      -------   -------     -------
                                 47,342        45,492        44,187        40,870       37,092       35,339    31,425      29,477
Non-interest expense             26,003        27,462        26,657        25,682       22,604       23,474    21,937      20,696
                                -------       -------       -------       -------      -------      -------   -------     -------
Income before income taxes and
   cumulative effect of a change
   in accounting principle       21,339        18,030        17,530        15,188       14,488       11,865     9,488       8,781
Income taxes                      8,167         6,704         6,362         5,639        5,353        4,335     3,368       3,134
                                -------       -------       -------       -------      -------      -------   -------     -------
Income before cumulative effect
 of a change in accounting
 principle                       13,172        11,326        11,168         9,549        9,135        7,530     6,120       5,647
Cumulative effect of a change in
 accounting principle (e)            --            --            --            --           --           --        --       5,600
                                -------       -------       -------       -------      -------      -------   -------     -------
      Net income                $13,172       $11,326       $11,168       $ 9,549      $ 9,135      $ 7,530   $ 6,120     $11,247
                                =======       =======       =======       =======      =======      =======   =======     =======

Earnings per share (f):
  Primary:
    Income before cumulative
      effect of an accounting
      change (e)                $   .54       $   .48       $   .47       $   .40      $   .38      $   .33   $   .26     $   .24
    Net income                      .54           .48           .47           .40          .38          .33       .26         .48
  Fully Diluted:
    Income before cumulative
      effect of an accounting
      change (e)                $   .54       $   .46       $   .46       $   .40      $   .38      $   .32   $   .25     $   .24
    Net income                      .54           .46           .46           .40          .38          .32       .25         .48

Cash dividends per share (f)    $   .10       $   .10       $  .075       $  .075      $   .06      $   .06   $   .05     $   .05


(a) The American Savings acquisition was completed in August, 1993 and results of operations have been included from the date of acquisition.

(b) The United acquisition was completed in January, 1993 and the related results of operations have been included from January 1, 1993.

(c)   The 1992  acquisitions were completed in the first quarter and the results
      of  the  related   operations  have  been  included  since  the  dates  of
      acquisition.

(d)   Includes   net  gains   (losses)  on  sales  of  loans,   mortgage-related
      securities, investment securities and other assets.

(e) The change in accounting principle relates to the adoption of Statement of Financial Accounting Standards No. 109 in the first quarter of 1992.

(f) Per share data have been adjusted to reflect the 2-for-1 stock splits distributed in March, 1993 and April, 1992.

                             Results of Operations
              Comparison of Years Ended December 31, 1993 and 1992

General. Net income increased 59.1% to $45.2 million in 1993 from the $28.4 million earned in 1992 prior to the 1992 $5.6 million cumulative effect of a change in accounting for income taxes upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 109. Continued low interest rates and the 1993 acquisitions, principally the acquisition of Westinghouse Federal Bank, FSB, d/b/a United Federal Bank (United) of Galesburg, Illinois, played important roles in the significantly improved results for 1993. The returns on average assets and average stockholders' equity for 1993 were 0.98% and 21.23%, respectively, as compared to 0.79% and 15.78%, respectively, for 1992 before giving effect to the change in accounting principle. Primary earnings per share, prior to the change in accounting principle, increased 55.4% to $1.88 for 1993 from $1.21 for 1992.

Net Interest Income. Net interest income increased $35.4 million to $150.4 million during 1993 from $115.0 million for 1992. The net interest margin increased from 3.35% for 1992 to 3.41% for 1993 due to the effect of the lower cost of funds in 1993 reflecting the current low interest-rate environment and a continued improvement in the ratio of interest-earning assets to interest-costing liabilities in 1993 as compared to the 1992. Interest income increased $43.2 million and interest expense increased $7.8 million, respectively for 1993 as compared to 1992. The average balances of interest-earning assets and interest-costing liabilities increased from $3.43 billion and $3.38 billion, respectively, in 1992 to $4.41 billion and $4.34 billion, respectively, in 1993. The ratio of average interest-earning assets to average interest-costing liabilities increased from 101.43% in 1992 to 101.68% in 1993. The 1993 increases in average balances are primarily due to the 1993 acquisitions. The improvement in the ratio of interest-earning assets to interest-costing liabilities was complemented by a slightly greater decrease in the average cost of interest-costing liabilities (5.38% in 1992 versus 4.37% in 1993) than in the average yield on interest-earning assets (8.65% in 1992 versus 7.70% in 1993.) These various factors are reflected in the rate/volume analysis, of changes in net interest income, which indicates a net increase of $30.7 million from volume-related factors and a net increase of $4.7 million from rate-related factors.

At the end of 1993, the Corporation's net interest margin was 3.36% as compared to 3.32% at the end of 1992. Historically the Corporation's net interest margin has been at its lowest point at year-end due to seasonal factors. Although the 1993 acquisitions contributed to lower margins than historically experienced by the Corporation, the combination of the low interest-rate environment during 1993 and asset/liability management decisions made during 1993 have enabled the Corporation to continue to build the net interest margin to a higher level at the end of 1993.

Provisions for Losses On Loans. Provisions for losses on loans decreased $3.7 million from $13.9 million for 1992 compared to $10.2 million for 1993, reflecting a continuing lower level of charge-offs experienced in 1993. For a further discussion of allowances for loan losses on loans and related loan portfolio information, see "Allowances for Loan and Foreclosure Losses" and "Loans and Mortgage-Related Securities."

Non-Interest Income. Non-interest income increased $5.5 million to $37.7 million for 1993 compared to $32.2 million for 1992 as the net result of several significant factors. Gains realized on an increased volume of sales of mortgage loans, including loans originated for sale and refinanced mortgage loans transferred to held for sale status, increased $3.1 million in 1993 as compared to 1992. The increased volume of such sales is directly related to the low interest-rate environment experienced throughout 1993. The Corporation's subsidiary banks, First Financial Bank, FSB and First Financial-Port Savings Bank, FSB (the Banks), sell long-term fixed-rate mortgage loans in the normal course of interest-rate risk management. Gains or losses realized from the sale of mortgage loans held for sale can fluctuate significantly from year to year depending upon the volatility of interest rates and the volume of loan originations. Thus, results of sales in any one year may not be indicative of future results. In this regard, many observers believe that refinancing activities in 1994 will be down from 1993. As such, management does not believe that 1994 gains on sales of mortgage loans will be at 1993 levels. Deposit account service fees increased $1.7 million for 1993 as compared to 1992. The 1993 acquisitions and pricing changes were the major reasons for the increase in these fees. Net fees earned relative to loans serviced for others increased $800,000 to $5.2 million in 1993 from $4.4 million in 1992 as a net result of i) a decrease in the average servicing spread on mortgage loans serviced for others, ii) a slight decrease in the size of the mortgage loan servicing portfolio, iii) a decrease in the size of the manufactured housing loan servicing portfolio due to the refinancing of loans previously serviced for others and iv) decreased 1993 charges to adjust the amortization of the carrying value of purchased and capitalized excess mortgage servicing rights. The 1993 charges of $1.4 million were $2.1 million less than similar charges of $3.5 million in 1992 and reflect changes in loan prepayment assumptions, revised for recent experience, used in management's periodic review of the value of these servicing rights. At the end of 1993, the carrying value of servicing rights have been reduced to $473,000. Thus, amortization of such rights in the future will be significantly less than in recent years, which will favorably affect servicing income in the future.

Net losses on sales of available-for-sale securities in 1993 amounted to $422,000 as compared to a gain of $41,000 in 1992. A loss of $415,000 was realized upon the disposition of a $45.0 million available-for-sale investment, in an adjustable-rate mortgage mutual fund during late 1993, for liquidity purposes. This investment was acquired during 1993 for such purposes. The remaining $7,000 loss was realized upon the sale of $81.3 million of mortgage-related securities (MBS) acquired in conjunction with the United acquisition. These MBSs were classified as available-for-sale to facilitate the restructuring of the mortgage-related securities portfolio acquired from United.

Non-Interest Expense. Non-interest expense increased $17.1 million for the year ended December 31, 1993 to $105.8 million as compared to $88.7 million for 1992. The higher level of non-interest expense reflects inherent increases in the expanded scope of operations as a result of the 1993 acquisitions. The major categories of non-interest expense affected by acquisitions are compensation, occupancy, furniture and equipment, federal deposit insurance, marketing and amortization of core deposit intangibles.

Federal deposit insurance expense increased $300,000 in 1993 due to an increase in insured deposits as a result of acquisitions. The full effect of the increase was offset by a reduction in premiums charged by the Federal Deposit Insurance Corporation (FDIC) as the FDIC allowed a one-time premium reduction (approximately $1.5 million) representing the Banks' previously unutilized credits, from the dissolved Secondary Reserve of the Federal Savings and Loan Insurance Corporation. The Banks' credits in the Secondary Reserve had been written-off in 1987 due to the uncertainty of recoverability. In addition, each of the Banks qualifies for the lowest FDIC assessment rate and management of the Corporation believes that the Banks will continue to qualify for the lowest FDIC assessment rate, thus enabling the Banks to keep deposit insurance expense under control. The Banks, however, do not have control over potential future rate increases by the FDIC.

The increase of $1.8 million in loan expenses for 1993 represents the impact of higher 1993 mortgage loan production as well as the cost of a program to attract new credit card accounts through affinity groups.

The net cost of operations of foreclosed properties decreased $1.3 million in 1993 as compared to 1992, when an increased level of writedowns was experienced relative to foreclosed commercial real estate properties.

Non-interest expense decreased as a percentage of average assets to 2.29% in 1993 as compared to 2.46% in 1992. The improvement in this ratio is reflective of the effectiveness of the consolidation of operations after the acquisitions in 1993 and 1992. In addition, the Corporation's efficiency ratio (which represents the ratio of controllable expenses to net interest income plus recurring non-interest income) improved to 53% for 1993 as compared to 56% for 1992.

Income Taxes. Income tax expense increased $10.7 million for 1993 as compared to 1992 due to the increase in pre-tax income in 1993 and other factors. As a percent of pre-tax income, the effective income tax rate increased slightly from 36.3% for 1992 to 37.3% in 1993. The increase in the effective income tax rate primarily relates to i) increased provisions for Illinois taxes as the Corporation's scope of operations has increased in that state subsequent to the recent acquisitions and ii) the 1993 increase in the federal tax rate from 34% to 35% for taxable income in excess of $10.0 million.

Accounting Change. The Financial Accounting Standards Board (FASB) issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in May, 1993. As permitted under the Statement, the Corporation adopted the provisions of the new standard as of the end of 1993. As a result of adopting SFAS No. 115, stockholders' equity was increased by $1.9 million (net of deferred income taxes) at December 31, 1993 to reflect the net unrealized holding gain on securities, having an estimated fair value of approximately $431.6 million, classified as availablefor-sale at the end of 1993 and which had been previously recorded at amortized cost.

Pending Accounting Change. In May, 1993, the FASB also issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's original effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994. Management does not believe that the adoption of SFAS No. 114 will have a material impact on the Corporation's financial condition or results of operations.

                             Results of Operations
              Comparison of Years Ended December 31, 1992 and 1991

General. Net income increased to $34.0 million in 1992 from $18.5 million in 1991. Net income for 1992, prior to a $5.6 million credit representing the cumulative effect of a change in accounting for income taxes, increased 53.5% to $28.4 million from the $18.5 million earned in 1991. The returns on average assets and average stockholders' equity for 1992, before giving effect to the change in accounting principle, were 0.79% and 15.78%, respectively, as compared to 0.58% and 11.85%, respectively, for 1991. Earnings per share, prior to the change in accounting, increased 51.3% to $1.21 for 1992 from $0.80 for 1991.

Net Interest Income. Net interest income increased $18.6 million to $115.0 million during 1992 from $96.3 million for 1991. The net interest margin increased from 3.17% for 1991 to 3.35% for 1992 due to a lower cost of funds in 1992 reflecting a declining interest-rate environment, managed asset growth by the Banks in 1992 and an improvement in the ratio of interest-earning assets to interest-costing liabilities in 1992 as compared to the 1991. Interest income decreased $3.2 million and interest expense decreased $21.8 million, respectively for 1992 as compared to 1991. The average balances of interest-earning assets and interest-costing liabilities increased from $3.042 billion and $3.019 billion, respectively, in 1991 to $3.431 billion and $3.383 billion, respectively, in 1992. The ratio of average interest-earning assets to average interest-costing liabilities increased from 100.76% in 1991 to 101.43% in 1992. The 1992 increases in average balances are due to internal growth as well as the 1992 acquisitions. The improvement in the ratio of interest-earning assets to interest-costing liabilities was complemented by a greater decrease in the average cost of interest-costing liabilities (6.75% in 1991 versus 5.38% in 1992) than in the average yield on interest-earning assets (9.87% in 1991 versus 8.65% in 1992.) These factors are reflected in the analysis of changes in net interest income arising from factors relating to the volume of interest-bearing dollars and the rates paid on those dollars. This analysis indicates an increase of $17.5 million from volume-related factors and $1.1 million from rate-related factors.

Provisions for Losses On Loans. Provisions for losses on loans decreased $4.4 million from $18.3 million for 1991 compared to $13.9 million for 1992, reflecting a lower level of charge-offs experienced in 1992 as well as management's actions to build a higher level of loan loss allowances during 1991 for the manufactured housing and commercial real estate portfolios. The Corporation's allowances for losses on loans increased to $17.1 million, or 0.77% of loans receivable, at December 31, 1992 from $16.7 million and 0.82%, respectively, at December 31, 1991. The decrease in allowances as a percentage of loans receivable was attributable to the growth of the loan portfolio in 1992. This growth was concentrated in single-family mortgage loans, which portfolio historically has a much lower loss experience than the non-mortgage loan portfolios. In addition, the manufactured housing and commercial real estate loan portfolios decreased in 1992, further contributing to the lower allowance ratio at year-end 1992 since these portfolios historically had higher loss experience.

Non-Interest Income. Non-interest income decreased $2.1 million to $32.2 million for 1992 compared to $34.3 million for 1991 as the net result of several significant factors. Gains realized on an increased volume of sales of mortgage loans, including loans originated for sale and refinanced mortgage loans transferred to available for sale status, increased $1.7 million in 1992 as compared to 1991. The increased volume of such sales is directly related to the declining interest-rate environment experienced throughout 1992. Deposit account service fees increased $800,000 for 1992 as compared to 1991. Pricing changes initiated in the last half of 1991 and early 1992 were the major reason for the increase in these fees. Net fees earned relative to loans serviced for others decreased $2.5 million to $4.4 million in 1992 from $6.9 million in 1991 as a result of i) a decrease in the average servicing spread on mortgage loans serviced for others, ii) a decrease in the size of the mortgage loan servicing portfolio, iii) a decrease in the size of the manufactured housing loan servicing portfolio due to management's decision to restrict manufactured housing lending to the Midwest and iv) increased 1992 charges to adjust the amortization of the carrying value of purchased and capitalized excess mortgage servicing rights. The 1992 charges of $3.5 million were $700,000 over similar charges of $2.8 million in 1991 and reflect changes in loan prepayment assumptions, revised for recent experience, used in management's periodic review of the value of these servicing rights.

Gains on sales of MBSs declined from $2.3 million in 1991 to $41,000 in 1992. During 1991, an asset/liability management decision was made to conform the composition of the MBS portfolio, of previously acquired institutions, to existing investment policies. As such, all long-term fixed-rate MBSs, totaling $45.5 million, were sold in late 1991. Also, in 1990, an asset/liability management decision was made to limit purchases of MBSs to no more than a two percent premium to par value. During 1991, this policy was extended to include all similar securities already held in First Financial's MBS portfolio. At that time, approximately $111.3 million of MBSs having unamortized premiums exceeding two percent of par value were sold. During 1992, the Corporation had one minor MBS sale, for $853,000, when Port sold its longer-term fixed-rate MBS portfolio.

Non-Interest Expense. Non-interest expense increased approximately $7.3 million for 1992 as compared to 1991 for the reasons noted below. Such expenses decreased as a percentage of average assets to 2.46% for 1992 as compared to 2.53% for 1991. The higher dollar level of non-interest expense reflects inherent increases in the expanded scope of operations as a result of the 1992 acquisitions (each of which was accounted for as a purchase) in addition to increased writedowns of foreclosed real estate properties during 1992. Provisions for losses on foreclosed real estate properties (primarily commercial real estate) increased $1.8 million in 1992 as compared to 1991 (see "Foreclosed Properties"). Increases in other categories of non-interest expense were primarily the result of the 1992 acquisitions (i.e., compensation, FDIC insurance of accounts premiums, and amortization of core deposit intangibles).

Income Taxes. Income tax expense increased $3.8 million for 1992 as compared to 1991. As a percent of pre-tax income, however, the effective tax rate declined from 40.11% for 1991 to 36.28% for 1992. The decrease in the effective tax rate was the result of low Nevada state income taxes on an operating subsidiary of First Financial, which was formed in late 1991. This subsidiary manages an investment portfolio having long-term maturities. Previously, this portfolio was managed by First Financial in Wisconsin and subject to applicable taxes at higher state tax rates.

Accounting Change. In February, 1992, the FASB issued SFAS No. 109, "Accounting for Income Taxes." As permitted by the Statement, the Corporation adopted SFAS No. 109 in 1992. The cumulative effect of the adoption of SFAS No. 109 on prior years, through December 31, 1991, resulted in an increase in net income of $5.6 million, or $0.24 per share, in 1992. The primary component of this change resulted from the recognition of a deferred tax asset in relation to the cumulative excess of book loan loss provisions over certain limited amounts previously claimed as income tax deductions, as defined in SFAS No. 109.

MARKET PRICE AND DIVIDEND INFORMATION

The Corporation's common stock trades on the NASDAQ National Market System (NASDAQ) under the NASDAQ listing symbol of FFHC. At December 31, 1993, the Corporation had 23,586,827 outstanding shares and 3,512 shareholders of record.

The following table presents market price information and cash dividends paid on First Financial Corporation's common stock. The prices displayed represent high and low sales prices, for each quarter over the past two years, as reported by NASDAQ. The data in the table have been adjusted for the two-for-one stock splits distributed in March, 1993 and April, 1992.

                                                          Market Price
                                                      -----------------------             Cash
                                                      High              Low             Dividend
                                                      -----             -----           --------

Quarter Ended:

   December 31, 1993                                 $19.750          $14.250            $ .10
   September 30, 1993                                 18.000           13.500              .10
   June 30, 1993                                      15.750           12.250              .075
   March 31, 1993                                     16.000           11.250              .075

   December 31, 1992                                 $11.750          $ 7.500            $ .06
   September 30, 1992                                  9.313            7.250              .06
   June 30, 1992                                       8.500            6.375              .05
   March 31, 1992                                      7.500            5.625              .05

     AVERAGE INTEREST-EARNING ASSETS, AVERAGE INTEREST-COSTING LIABILITIES,
                  INTEREST RATE SPREADAND NET INTEREST MARGIN

The following table sets forth the weighted average yields earned on the Corporation's consolidated loan and investment portfolios, the weighted average interest rates paid on deposits and borrowings, the interest rate spread between yields earned and rates paid and the net interest margin during the years 1993, 1992 and 1991. Balances of interest-sensitive assets and liabilities arising from the 1992 and 1993 acquisitions are included from the respective dates of the related transactions.



                                                                        Year Ended December 31,
                                    ------------------------------------------------------------
                                                   1993                          1992
                                    ----------------------------------     ----------------
                                     Average                     Average        Average
                                     Balance       Interest       Rate          Balance
                                    ----------     --------      -------      ----------
                                                   (Dollars in thousands)
Interest-earning assets:
   Mortgage loans (1)(2)            $1,957,288     $160,372        8.19%      $1,416,264
   Mortgage-related securities       1,410,941       86,052        6.10        1,137,275
   Other loans (1)                     789,073       81,272       10.30          681,537
   U.S. Government and agency          106,138        5,709        5.38           31,659
   Other securities                     56,194        3,050        5.43           62,584
   Cash equivalents                     66,716        1,952        2.93           80,906
   FHL Bank stock                       28,540        1,716        6.01           21,004
                                    ----------     --------      ------       ----------

                                     4,414,890      340,123        7.70        3,431,229
Interest-costing liabilities:
   Passbook                            798,058       25,953        3.25          635,382
   Checking                            636,008       14,924        2.35          548,643
   Certificates                      2,529,824      128,864        5.09        2,041,100
   FHL Bank advances                   310,911       14,205        4.57          127,618
   Other borrowings                     67,264        5,788        8.60           30,163
                                    ----------     --------      ------       ----------

                                     4,342,065      189,734        4.37        3,382,906
                                    ----------     --------      ------       ----------
Net earning assets and
   interest rate spread             $   72,825                     3.33%      $   48,323
                                    ==========                   ======       ==========

Earning asset ratio                     101.68%                                   101.43%
                                    ==========                                ==========

Average interest-earning
   assets, net interest income,
   and net interest margin on
   average interest-earning
   assets                           $4,414,890     $150,389       3.41%       $3,431,229
                                    ==========     ========      =====        ==========

TABLE CONTINUED


                                           Year Ended December 31,
                                      -----------------------------------------------------------------------
                                              1992                                         1991
                                      -------------------------                   -----------------------
                                                   Average           Average                    Average
                                      Interest      Rate             Balance       Interest      Rate
                                      --------     -------         ----------      --------      -----
                                                           (Dollars in thousands)
Interest-earning assets:
   Mortgage loans (1)(2)              $131,206       9.26%         $1,427,702      $143,574      10.06%
   Mortgage-related securities          83,040       7.30             764,895        67,650       8.84
   Other loans (1)                      73,148      10.73             645,424        75,204      11.65
   U.S. Government and agency            2,036       6.43              18,326         1,521       8.30
   Other securities                      3,245       5.19              93,678         7,060       7.54
   Cash equivalents                      2,929       3.62              72,539         3,755       5.18
   FHL Bank stock                        1,267       6.03              19,363         1,317       6.80
                                      --------     ------          ----------      --------     ------

                                       296,871       8.65           3,041,927       300,081       9.87
Interest-costing liabilities:
   Passbook                             27,154       4.27             285,496        14,275       5.00
   Checking                             15,579       2.84             531,754        23,992       4.51
   Certificates                        131,309       6.43           2,154,524       161,501       7.50
   FHL Bank advances                     5,445       4.27              31,487         2,500       7.95
   Other borrowings                      2,409       7.99              15,852         1,481       9.34
                                      --------     ------          ----------      --------     ------

                                       181,896       5.38           3,019,113       203,749       6.75
                                      --------     ------          ----------      --------     ------
Net earning assets and
   interest rate spread                             3.27%         $   22,814                     3.12%
                                                   ======          ==========                   ======

Earning asset ratio                                                   100.76%
                                                                      =======

Average interest-earning
   assets, net interest income,
   and net interest margin on
   average interest-earning
   assets                             $114,975      3.35%          $3,041,927      $ 96,332      3.17%
                                      ========     =====           ==========      ========     =====

(1)  Includes non-accruing loans.

(2)  Includes loans held for sale.


RATE VOLUME ANALYSIS

The most significant impact on the Corporation's net income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-costing liabilities. The volume of earning dollars in loans and investments, compared to the volume of interestcosting liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods.

The following table shows the relative contribution of changes in average volume and average interest rates on changes in net interest income for the periods indicated. The change in interest income and interest expense attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

                                             Year Ended December 31, 1993                  Year Ended December 31, 1992
                                                Compared to Year Ended                        Compared to Year Ended
                                                    December 31, 1992                             December 31, 1991
                                        ---------------------------------------       ---------------------------------------
                                          Rate           Volume          Total          Rate           Volume          Total
                                        --------        --------       ---------      --------        --------        -------
                                                                             (In thousands)

Interest-earning assets:
        Mortgage loans, including
          loans held for sale           $(16,509)       $ 45,675       $ 29,166       $(11,226)       $ (1,142)       $(12,368)
        Mortgage-related securities      (15,016)         18,028          3,012        (13,315)         28,705          15,390
        Other loans                       (3,047)         11,171          8,124         (6,126)          4,070          (2,056)
        U.S. Government and agency          (384)          4,057          3,673           (401)            916             515
        Other securities                     147            (342)          (195)        (1,848)         (1,967)         (3,815)
        Cash equivalents                    (510)           (467)          (977)        (1,223)            397            (826)
        FHL Bank stock                        (4)            453            449           (156)            106             (50)
                                         --------        --------       --------       --------        --------        --------
            Total                       $(35,323)       $ 78,575         43,252       $(34,295)       $ 31,085          (3,210)
                                         ========        ========                      ========        ========



Interest-costing liabilities:
        Passbook                        $ (7,294)       $  6,093         (1,201)      $ (2,343)       $ 15,222          12,879
        Checking                          (2,930)          2,275           (655)        (9,153)            740          (8,413)
        Certificates                     (30,384)         27,939         (2,445)       (22,016)         (8,176)        (30,192)
        FHL Bank advances                    412           8,348          8,760         (1,621)          4,566           2,945
        Other borrowings                     200           3,179          3,379           (242)          1,170             928
                                         --------        --------       --------       --------        --------        --------
            Total                       $(39,996)       $ 47,834          7,838       $(35,375)       $ 13,522         (21,853)
                                         ========        ========       --------       ========        ========        --------

            Increase in net interest
             income                                                    $ 35,414                                       $ 18,643
                                                                       ========                                       ========


NET INTEREST MARGIN AT YEAR-END


The following table sets forth the weighted average yields on the Corporation's loan and investment portfolios, the weighted average cost of deposits and borrowings, the interest rate spread between the anticipated yields and costs and the resulting net interest margin at the indicated dates.

                                                                            At December 31,
                                                                    ---------------------------------
                                                                    1993           1992          1991
                                                                    ----           ----          ----
Weighted average yield:
   Mortgage loans                                                    7.73%          8.74%         9.75%
   Mortgage-related securities                                       5.82           6.72          8.48
   Other loans                                                      10.00          10.45         11.25
   Investments                                                       4.84           4.80          5.73
                                                                    -----          -----         -----
   Combined weighted average yield on
     loans and investments                                           7.42           8.17          9.54

Weighted average cost:
   Deposits and advance payments from
     borrowers for taxes and insurance                               4.05           4.91          6.27
   Borrowings                                                        4.91           4.81          6.57
                                                                    -----          -----         -----
   Combined weighted average cost
     of deposits and borrowings                                      4.13           4.90          6.27
                                                                    -----          -----         -----

Interest rate spread                                                 3.29%          3.27%         3.27%
                                                                    =====          =====         =====

Net interest margin                                                  3.36%          3.32%         3.28%
                                                                    =====          =====         =====

FINANCIAL CONDITION


GENERAL

Total assets of the Corporation increased to $4.77 billion at the end of 1993 from $3.91 billion at year-end 1992 as a result of the 1993 acquisitions. Stockholders' equity was $233.8 million, or 4.90% of total assets, at December 31, 1993 compared to $194.1 million and 4.97%, respectively, at the end of 1992.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation had cash of $4.9 million and subordinated debt of $55.0 million at December 31, 1993. Management anticipates that the subordinated debt will be repaid in the future from proceeds of cash dividends from its subsidiary Banks or issuance of stock.

The Banks are subject to certain regulatory limitations relative to their ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations and that projected future dividends from the Banks will be sufficient to meet the parent company's liquidity needs. See Note L to the consolidated financial statements for further discussion of these limitations. In addition to dividends from the Banks, the Corporation could also sell capital stock or debt issues through the capital markets as alternative sources of funds.

The Corporation also has available an unused line-of-credit in the amount of $18,000,000 which is available through April, 1994. The line-of-credit agreement contains various covenants relative to the operations of the Corporation and First Financial. All of such covenants were met. See Note J to the consolidated financial statements for further discussion. In addition, the Corporation has pledged its stock in First Financial as collateral for the line-of-credit.

The Banks are required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. Both Banks are in compliance with this requirement. The Banks' principal sources of funds are amortization and prepayment of loan principal, deposits, sales of mortgage loans originated for sale, Federal Home Loan (FHL) Bank advances, other borrowings and funds provided from operations. These funds are used to meet loan commitments, make other investments, fund deposit withdrawals and repay borrowings.

Total consolidated liquidity, consisting of cash, cash equivalents, short-term securities and investment securities, increased $113.0 million during 1993. Total consolidated liquidity, as a percent of total assets, increased from 5.78% at the end of 1992 to 7.10% of total assets at the end of 1993, as a result of the net effect of the Corporation's various operating, investing and financing activities.

Operating activities resulted in a net cash inflow of $108.1 million. Operating cash flows included earnings of $45.2 million for 1993 and $648.3 million realized from the sales of mortgage loans available for sale, less $599.1 million disbursed for loans originated for sale.

Investing activities resulted in a net cash inflow of $106.3 million. The most significant cash inflows in 1993 from investing activities were principal payments of $575.1 million and $364.0 million received on loans receivable and MBSs, respectively, as well as $60.9 million from the proceeds of maturities of investment securities. In addition, $126.4 million was realized upon the sale of securities available for sale. Major investing activities resulting in cash outflows were $240.6 million for the purchase of MBSs, $1.03 billion for the origination of loans for portfolio and $206.4 million for the purchase of securities. In addition, cash of $443.8 million was received in conjunction with the 1993 acquisitions representing primarily $970.2 million of assumed deposits less $565.5 million of loans and securities acquired. As a result of adopting SFAS No. 115, securities having an estimated fair value of $262.8 million, and previously carried at the lower of amortized cost or estimated fair value, were classified as available-for sale.

Financing activities for 1993 resulted in a net cash outflow of $225.8 million represented by a $124.1 million net deposit outflows, a net decrease in borrowings of $95.2 million and $8.2 million in cash dividends paid to our stockholders.

At December 31, 1993, the Banks had outstanding commitments to originate mortgage loans totaling $62.3 million and had no commitments outstanding to purchase loans. At that date, the Banks also had commitments outstanding to sell $111.5 million of mortgage loans that were held for sale or for which the Banks were committed to originate. Loans held for sale totaled $73.9 million at the end of 1993. In addition, First Financial had commitments to purchase $87.8 million of adjustable-rate MBSs at year-end 1993. Management believes liquidity levels are proper and that adequate capital and borrowings are available through the capital markets, the FHL Bank of Chicago and other sources.

LOANS AND MORTGAGE-RELATED SECURITIES


Total loans, including loans held for sale and MBSs, increased to $4.25 billion at the end of 1993 from $3.51 billion at the end of 1992. The components of this increase are summarized, by type of loan collateral, as follows:

                                                                  December 31,                 Increase
                                                            1993              1992            (Decrease)
                                                         -----------       -----------       -----------
                                                                           (In thousands)
Real estate mortgage loans:
   One- to four-family                                   $1,797,990        $1,267,108        $  530,882
   Multi-family                                             188,558           163,312            25,246
   Commercial and other                                      94,789           101,865            (7,076)
                                                         ----------        ----------        ----------

      Total real estate mortgage loans                    2,081,337         1,532,285           549,052

Other loans:
   Credit cards                                             209,414           178,436            30,978
   Home equity                                              193,291           162,283            31,008
   Education                                                167,385           163,261             4,124
   Manufactured housing                                     165,017           133,195            31,822
   Consumer and other                                       153,685            92,326            61,359

Less: net items to loans receivable                         (47,625)          (51,069)            3,444
                                                         ----------        ----------        ----------

Total loans (including loans
        held for sale)                                    2,922,504         2,210,717           711,787
Mortgage-related securities                               1,324,943         1,301,589            23,354
                                                         ----------        ----------        ----------

      Total loans and mortgage-related
        securities                                       $4,247,447        $3,512,306        $  735,141
                                                         ==========        ==========        ==========


One- to four-family residential mortgage loans increased $530.9 million during 1993. The increase in residential mortgage loans during 1993 is attributable to the United acquisition and high levels of originations and refinancings as a result of the continuing low interest-rate environment during 1993. In addition, First Financial refinanced approximately $187.1 million of mortgage loans that were previously serviced for others. Such refinanced loans typically are fixed-rate residential mortgage loans. The Corporation has retained in its loan portfolio certain fixed-rate mortgage loans with shorter maturities as well as all adjustable-rate mortgage loans. The Corporation typically sells longer-term fixed-rate mortgage loans as a part of its ongoing interest-rate risk management program. Income-producing real estate loans increased $18.1 million in 1993 with a continuing change in emphasis as multi-family residential loans increased $25.2 million and commercial real estate mortgage loans decreased $7.1 million.

Consumer loans increased $61.4 million in 1993 due to the United acquisition as well as increased marketing efforts and a new second mortgage product. Both the credit card loan and home equity loan portfolios increased $31.0 million during 1993 as the Corporation continues to promote growth in these product areas in order to diversify the loan portfolio and to provide higher yielding assets. Manufactured housing loans increased $31.8 million primarily due to the refinancing of $37.0 million of such loans which had previously been serviced for others.

After giving effect to the $226.4 million of MBSs received in the United acquisition, the MBS portfolio declined $203.0 million during 1993 primarily as the net result of i) purchases of $240.6 million of adjustable-rate MBSs, ii) repayments of $364.0 million and iii) sales of $81.3 million of MBSs acquired in the United transaction (as management restructured the United MBS portfolio to meet the Corporation's investment portfolio guidelines). There were no sales of MBSs during 1993 other than the above-mentioned post-merger restructuring sales. In conjunction with the adoption of SFAS No. 115, the Banks transferred MBSs with a cost of $175.4 million and a fair value of $178.4 million to the available-for-sale portfolio at the end of 1993.

The Company has restated its December 31, 1993 balance sheet to reflect a correction of an error relating to the misclassification of certain of its mortgage-backed securities ("MBSs"). Subsequent to the filing of the Annual Report on Form 10-K, management began investigating two delinquent MBSs serviced by a California institution under the control of the RTC. In the second quarter of 1994, the investigation showed that the Corporation held approximately $184.0 million of subordinated mezzanine MBSs in its portfolio (in addition to the two delinquent MBSs), and questions were raised as to how such mezzanine securities were purchased under the Corporation's existing investment policy which requires the purchase of senior tranche securities only. It was determined that investment officers in 1991 and 1992 mistakenly interpreted the policy to permit the purchase of mezzanine securities, which consisted of "a" senior tranche but not "the" senior tranche. Since the inherent risk of ownership of the subordinated mezzanine securities could affect management's intent and/or ability to hold such securities, it was determined that the classification held-to-maturity was in error at December 31, 1993. All financial data contained herein has been restated to reflect this reclassification as of December 31, 1993, which results in treating these securities as available-for-sale upon the adoption of SFAS No. 115. The reclassification was originally reported at June 30, 1994, the quarter when the error was discovered. The significant changes include shareholders' equity, revised to $233.8 million from $234.7 million, and stockholders' equity per share, revised to $9.91 from $9.95.



NON-PERFORMING ASSETS


Non-performing assets (consisting of non-accrual loans, foreclosed properties and other repossessed collateral assets) decreased to $15.1 million at December 31, 1993 from $29.9 million at December 31, 1992. As a percentage of total assets, non-performing assets decreased from 0.76% at December 31, 1992 to 0.32% at December 31, 1993. During the five years ended December 31, 1993, the Corporation has not had any troubled debt restructurings. Non-performing assets are summarized as follows for the dates indicated:

                                                             December 31,
                                              -------------------------------------------------------
                                               1993        1992         1991         1990        1989
                                              ------      ------       ------       ------      -----
                                                            (Dollars in thousands)

Non-accrual loans:
   One- to four-family
      residential                             $ 5,005     $ 5,660      $ 8,717      $ 9,904     $ 5,022
   Multi-family residential                       139         314          332          891       1,464
   Commercial real estate                          --       6,478        2,624          497         684
   Manufactured housing                         1,063       1,295        1,851        2,021       6,376
   Consumer and other                           2,033       1,912        2,965        3,229       3,497
                                              -------     -------      -------      -------     -------
      Total non-accrual loans                   8,240      15,659       16,489       16,542      17,043

Real estate judgments                           2,236       2,761        3,572        7,746       5,762
Real estate foreclosed
      properties                                4,418      10,975       21,065       21,518      21,380
Repossessed collateral assets                     163         462          889        2,143       3,688
                                              -------     -------      -------      -------     -------

      Total non-performing
        assets                                $15,057     $29,857      $42,015      $47,949     $47,873
                                              =======     =======      =======      =======     =======

Non-accrual loans as a
   percentage of net loans                       .28%        .71%         .83%         .76%        .86%

Non-performing assets as a
   percentage of total assets                    .32%        .76%        1.30%        1.52%       1.95%

The Corporation places loans into a non-accrual status when loans are contractually delinquent more than ninety days. Such loans have decreased as a percentage of net loans to 0.28% at December 31, 1993 from .71% at December 31, 1992 showing an improvement in most categories with a significant $6.5 million decrease in the commercial mortgage real estate loan category. This decrease represents the improvement in the contractual delinquency and subsequent removal from non-accrual status of several large commercial real estate mortgage loans. The non-accrual loans, in the aggregate, at December 31, 1993, 1992 and 1991 represented $700,000, $1.2 million and $1.3 million of interest which would have been reflected in 1993, 1992 and 1991 income, respectively, if the loans had been contractually current.

Another significant factor in the 1993 decrease in non-performing assets was the $7.0 million decline in real estate judgments and foreclosed properties from $13.7 million at the end of 1992 to $6.7 million at year-end 1993. This decline is directly related to the sale and/or writedown of several large commercial real estate properties during 1993. As a result of these dispositions, the Corporation has been able to reduce its inventory of large (having a carrying value in excess of $500,000) commercial real estate properties owned from four properties totaling $7.6 million at December 31, 1992 to three properties totaling $3.3 million at December 31, 1993. The remainder of the real estate foreclosed properties consist primarily of one- to four-family and smaller multi-family residential real estate located in the Midwest.

Non-performing assets have declined significantly during the five year period ending December 31, 1993 due to i) the disposition of such properties acquired in the acquisition of a troubled thrift institution in 1985, ii) improved collection efforts, and iii) a management decision to restrict lending primarily to Wisconsin, Illinois and other selected Midwestern states.

All of the above non-accrual loans and foreclosed properties have been considered by management in the review of the adequacy of allowances for losses.

ALLOWANCES FOR LOSSES ON LOANS AND FORECLOSED PROPERTIES


The Corporation's loan portfolios, foreclosed properties and offbalance sheet financial guarantees are evaluated on a continuing basis to determine the additions  to  the  allowances  for  losses  and  the  related  balance  in  the allowances. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loss experience and management's estimation of future potential losses. The evaluation of allowances for loan losses includes a review of both known loan problems as well as a review of potential problems based upon historical trends and ratios. The allowances for losses on foreclosed properties are determined by reducing the carrying value of such foreclosed properties to the estimated fair value.

A summary of activity in the allowances for losses on loans follows:

                                                                 Year Ended December 31,
                                              ------------------------------------------------------------
                                               1993         1992          1991          1990          1989
                                              ------       ------        ------        ------        -----
                                                                 (Dollars in thousands)

Balance at beginning of year                  $17,067      $16,706       $15,644       $13,673       $11,922

Charge-offs:
   Residential real estate                       (691)      (1,579)       (1,916)       (1,260)       (1,884)
   Commercial real estate                        (501)        (968)       (2,107)       (5,422)       (2,407)
   Manufactured housing                        (2,731)      (4,212)       (7,365)       (7,650)       (7,362)
   Credit card                                 (5,890)      (6,142)       (5,550)       (5,248)       (5,255)
   Consumer-related                              (481)        (459)         (654)         (742)         (933)
   Commercial                                      --       (1,367)       (1,051)           --            --
                                              -------      -------       -------       -------       -------
      Total charge-offs                       (10,294)     (14,727)      (18,643)      (20,322)      (17,841)
                                              -------      -------       -------       -------       -------

Recoveries:
   Residential real estate                        131          231           218           546           116
   Commercial real estate                          --            3             1            --            --
   Manufactured housing                           179          288           272           450            94
   Credit card                                    653          584           653           656           509
   Consumer-related                               426          131           228           664           524
                                              -------      -------       -------       -------       -------
      Total recoveries                          1,389        1,237         1,372         2,316         1,243
                                              -------      -------       -------       -------       -------

Net charge-offs                                (8,905)     (13,490)      (17,271)      (18,006)      (16,598)

Provisions for losses                          10,219       13,851        18,333        16,044        18,306

Acquired banks' allowances                      4,885           --            --         3,933            43
                                              -------      -------       -------       -------       -------

Balance at end of year                        $23,266      $17,067       $16,706       $15,644       $13,673
                                              =======      =======       =======       =======       =======

Ratio of net charge-offs to
   average loans outstanding                     .32%         .64%          .83%          .82%          .83%


A summary of the activity in the allowance for losses on foreclosed properties follows.

                                                                 Year Ended December 31,
                                              -----------------------------------------------------------
                                               1993         1992          1991          1990         1989
                                              ------       ------        ------        ------       -----
                                                                     (In thousands)

Balance at beginning of year                  $  552       $  738        $1,023        $  750       $  760
Charge-offs                                   (2,685)      (4,980)       (3,232)         (577)      (1,013)
Provision                                      3,519        4,794         2,947           754          957
Acquired banks' allowances                        --           --            --            96           46
                                              ------       ------        ------        ------       ------

Balance at end of year                        $1,386       $  552        $  738        $1,023       $  750
                                              ======       ======        ======        ======       ======


The provisions for losses on foreclosed properties are included in the consolidated statements of income in "net cost of operations of foreclosed properties."

The Corporation's allowance for losses on loans increased to $23.3 million, or 0.80% of loans receivable, at December 31, 1993 from $17.1 million and 0.77%, respectively, at the end of 1992. The increase in the allowance relates to a rise in loans receivable in 1993 as well as allowances acquired in conjunction with the United acquisition. The 1993 provisions for losses on loans and foreclosed properties totaled $10.2 million and $3.5 million, respectively, compared to $13.9 million and $4.8 million, respectively, for 1992. The provision for losses has been significantly lower in 1993 and 1992 compared to the 1989-1991 period as the Banks' charge-off experience has improved due to the decrease in non-performing assets during this period. See "Non-Performing Assets" for further discussion.

The most significant change in allowances for individual loan portfolios took place in the allowance for credit card losses. The allowance for credit card loan losses increased to 3.10% of outstanding balances at the end of 1993 from 2.26% at year-end 1992. The increase in the credit card allowance relates to the 1993 growth of that portfolio and to management's decision to build the allowance for this portfolio to a higher level. Credit card loan charge-offs leveled off at $5.9 million compared to $6.1 million and $5.6 million for 1992 and 1991, respectively. First Financial's credit card loan charge-offs, 2.87% for 1993 and 3.44% for 1992, have been historically well below national averages.

The allowance for losses on residential mortgage loans increased to $5.9 million, or 0.30% of such loans, at the end of 1993 as compared to $3.3 million, or 0.23%, at the end of 1992. The growth in the allowance relates to the increase in the residential mortgage portfolio during 1993 and the allowance acquired in the United acquisition. Charge-offs of residential mortgage loans as a percentage of average outstandings decreased to 0.03% in 1993 from 0.10% in 1992.

The level of charge-offs for the commercial real estate loan portfolio for 1993 and 1992 were significantly lower than in 1991 and 1990 when $2.1 million and $5.4 million, respectively, of such loans were transferred to loss status by management in the course of reviews of such loans. The allowance for commercial real estate loan losses increased, as a percentage of outstandings, to 4.23% at the end of 1993 from 3.91% at the end of 1993.

Commercial loan charge-offs in 1991 and 1992 of $1.1 million and $1.4 million, respectively, were directly related to the writedown of a working capital loan, to a limited partnership, for an apartment project located in Milwaukee, Wisconsin. This loan was acquired in the acquisition of a troubled thrift institution in 1985. The Corporation has no commercial loans in its loan portfolio at the end of 1993.

The Banks have also, in the past, undertaken off-balance sheet financial guarantees, totaling $11.0 million at December 31, 1993, whereby certain of the Banks' assets, primarily MBSs, are pledged as collateral for Industrial
Development Revenue Bonds which were issued by municipalities to finance real estate owned by third parties. Management has considered these guarantees, all of which are performing, in its review of the adequacy of allowance for possible losses relating to contingent liabilities. See Note N to the consolidated financial statements for further discussion of off-balance sheet financial guarantees.

Management  believes  that  the  December  31,  1993,  allowances  for  loan and foreclosed property losses are adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to continue to reduce provisions for losses of all types in future years.

A detailed analysis of the Corporation's allowances for losses on loans and related charge-off information is as follows for the dates and periods indicated:

                              At December 31, 1993                            At December 31, 1992
                              --------------------                            --------------------
                                                             1993
                                                          Charge-offs
                                           Allowance      As A Percent                     Allowance
                                           As A % Of       Of Average                      As A % Of
                                           Outstanding    Related Loans                    Outstanding
                              Allowance     Loans In       For The Year       Allowance     Loans In
Type of Loan                   Amount       Category      Ended 12/31/93       Amount       Category
- - ------------                  ---------    ----------     --------------      ---------    ----------
                                                     (Dollars in thousands)

Residential real estate        $ 5,877          .30%              .03%           $ 3,301        .23%
Commercial real estate           4,010         4.23               .51              3,986       3.91
Manufactured housing             4,668         2.83              1.85              4,325       3.25
Credit cards                     6,502         3.10              2.87              4,034       2.26
Consumer                         1,728         1.12                --                860        .97
Education                           52          .03               .01                269        .16
Home equity                        429          .22               .02                292        .18
Commercial                          --           --                --                 --         --
                               -------                                           -------
                               $23,266          .80%              .32%           $17,067        .77%
                               =======         =====             =====            =======      =====

TABLE CONTINUED

                                            At December 31, 1991
                                            --------------------
                              1992                                           1991
                            Charge-offs                                    Charge-offs
                           As A Percent                    Allowance      As A Percent
                            Of Average                     As A % Of       Of Average
                           Related Loans                   Outstanding    Related Loans
                           For The Year      Allowance     Loans In       For The Year
Type of Loan              Ended 12/31/92      Amount       Category      Ended 12/31/91
- - ------------              --------------     ---------    ----------     --------------
                                              (Dollars in thousands)

Residential real estate          .10%         $ 2,679          .21%              .13%
Commercial real estate           .94            4,628         4.59              1.98
Manufactured housing            2.90            4,492         3.20              4.88
Credit cards                    3.44            2,734         1.70              3.32
Consumer                         .08              510          .79               .26
Education                        .09              288          .18               .12
Home equity                      .08              285          .20               .04
Commercial                     34.23            1,090        22.60             20.90
                               -----                                           -----
                                 .64%         $16,706          .82%              .83%
                               =====          =======        =====             =====

The Corporation's allowances for losses on loans were allocated to various loan categories as follows for the dates indicated:

                                                                                           December 31,
                                        1993                      1992                          1991
                              ------------------------    ----------------------     -----------------------
                                                          (Dollars in thousands)
                                         Percent Of                  Percent Of                  Percent Of
                                        Loans in Each               Loans In Each               Loans In Each
                                         Category to                 Category to                 Category to
Type of Loan                  Amount     Total Loans      Amount     Total Loans     Amount      Total Loans
- - ------------                  ------    -------------     ------    -------------    ------     -------------

Residential real estate       $ 5,877        66.9%       $ 3,301          63.2%      $ 2,679          62.3%
Commercial real estate          4,010         3.2          3,986           4.5         4,628           4.9
Manufactured housing            4,668         5.6          4,325           5.9         4,492           6.9
Credit cards                    6,502         7.0          4,034           7.9         2,734           7.9
Consumer and other              2,209        17.3          1,421          18.4         1,083          17.8
Commercial                         --          --             --            .1         1,090            .2
                              -------       -----        -------         -----       -------         -----
                              $23,266       100.0%       $17,067         100.0%      $16,706         100.0%
                              =======       =====        =======         =====       =======         =====

TABLE CONTINUED

                                         1990                        1989
                              ------------------------    ----------------------
                                            (Dollars in thousands)
                                         Percent Of                    Percent Of
                                        Loans In Each                 Loans In Each
                                         Category to                   Category to
Type of Loan                  Amount     Total Loans      Amount       Total Loans
- - ------------                  ------    -------------     ------      -------------

Residential real estate       $ 3,312         64.8%       $   457           62.0%
Commercial real estate          4,349          5.1          6,073            6.4
Manufactured housing            2,259          7.0          2,229            8.5
Credit cards                    3,195          6.8          3,342            7.0
Consumer and other                969         16.1          1,004           15.8
Commercial                      1,560           .2            568             .3
                                -----        -----          -----           ----
                              $15,644        100.0%       $13,673          100.0%
                              =======        =====        =======          =====


DEPOSITS

Deposits increased $844.0 million to $4.05 billion at December 31, 1993. This growth was achieved primarily as a result of acquisitions. The weighted-average cost of deposits decreased to 4.06% at year-end 1993 compared to 4.94% at year-end 1992, as a result of continued lower market rates during 1993.

BORROWINGS

The Corporation's total borrowings decreased from $461.9 million at year-end 1992 to $438.6 million at the end of 1993. The weighted average cost of borrowings increased slightly to 4.91% at the end of 1993 as compared to 4.81% at year-end 1992, representing a moderate lengthening of the average maturity of the Banks' borrowings.

STOCKHOLDERS' EQUITY

Stockholders' equity at December 31, 1993 was $233.8 million, or 4.90% of total assets, compared to $194.1 million and 4.97%, respectively, at December 31, 1992. The dollar increase in stockholders' equity resulted from net income of $45.2 million and a $1.9 million increase in stockholders' equity recorded upon the adoption of SFAS No. 115 as offset by cash dividend payments to stockholders of $8.2 million. Stockholders' equity per share increased from $8.34 per share at year-end 1992 to $9.91 per share at year-end 1993.

REGULATORY CAPITAL

The Corporation's subsidiary Banks are each subject to various individual OTS capital measurements. Both First Financial and Port have regulatory capital well in excess of OTS requirements at December 31, 1993, as summarized below:

                                                          OTS Capital Ratios
                                           Actual                Required
                                           Ratio                  Ratio               Excess
Tangible capital:
   First Financial                            5.19%               1.50%                3.69%
   Port                                       7.38                1.50                 5.88
Core leverage capital:
   First Financial                            5.76%               3.00%                2.76%
   Port                                       7.38                3.00                 4.38
Risk-based capital:
   First Financial                           12.52%               8.00%                4.52%
   Port                                      14.55                8.00                 6.55


In addition, First Financial and Port each meet the definition of a "well capitalized" thrift institution at year-end 1993 per FDIC rules employing OTS measurements.

The OTS has issued a final regulation relating to capital requirements based upon interest-rate risk effective July 1, 1994. In addition, under the terms of FDICIA the OTS is required to revise its risk-based capital standards to reflect various risk factors. Management believes that the Banks will not need additional capital to meet this regulation. The OTS has adopted another final rule, effective March 4, 1994, disallowing any new core deposit intangibles, acquired after the rule's effective date, from counting as regulatory capital. Core deposit intangibles acquired prior to the effective date have been grandfathered for purposes of this rule. The OTS also has proposed to increase the core capital requirement from the current 3.00% level to between 4.00% and 5.00%, for all but the most healthy thrift institutions. The additional requirements could potentially increase the current requirement levels. Management of the Corporation believes that the Banks will continue to exceed these regulatory capital requirements in the future through core earnings.

For a more detailed discussion of regulatory capital requirements, see Note L to the consolidated financial statements.

ASSET/LIABILITY MANAGEMENT

The objective of the Corporation's asset/liability policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments. To this end, management believes that strategies for managing interest-rate risk must be responsive to changes in the interest-rate environment and must recognize and accommodate the market demands for particular types of deposit and loan products.

Interest-bearing assets and liabilities can be analyzed by measuring the magnitude by which such assets and liabilities are interest-rate sensitive and by monitoring an institution's interest-rate sensitivity "gap." An asset or liability is determined to be interest-rate sensitive within a specific time frame if it matures or reprices within that time period. An interest-rate sensitivity "gap" is defined as the difference between the amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-costing liabilities anticipated to mature or reprice within the same time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities that mature or reprice within a given time frame. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets that mature or reprice within a specified time period.

Summary gap information for the Corporation is presented below as of December 31, 1993, 1992 and 1991.

                                                            Ratio of Cumulative
                                                 Positive (Negative) Gap To Total Assets
                                       ----------------------------------------------------------
                                       One Year                 Three Years            Five Years
                                       ---------                -----------            ----------
December 31, 1993                         6.07%                   (2.63)%                (2.57)%
December 31, 1992                         4.85                    (2.48)                 (1.88)
December 31, 1991                         6.72                    (3.04)                 (4.75)


The Corporation's positive one-year gap increased to $289.5 million, or 6.09% of total assets, at the end of 1993 from $189.5 million, or 4.85% of total assets, at the end of 1992. The Corporation's consolidated one-year positive gap position of 6.07% at December 31, 1993 falls within management's currently acceptable range of 10% positive to 10% negative. In view of the current low interest-rate environment and the related impact on customer behavior, management believes that it is important to weigh and balance the effect of asset/liability management decisions in the short-term in its efforts to maintain net interest margins and acceptable future profitability. As such, management believes that it has been able to achieve a consistent net interest margin while still meeting asset/liability management objectives.

In this regard, the Banks also measure and evaluate interest-rate risk via a separate methodology. The net "market value" of interest-sensitive assets and liabilities is determined by measuring the net present value of future cash flows under varying interest-rate scenarios in which interest rates would theoretically increase or decrease up to 400 basis points on a sudden and prolonged basis. This complex theoretical analysis at December 31, 1993 indicates that the Banks' current financial position should adequately protect the Banks, and thus the Corporation, from the effects of rapid rate changes. The OTS has issued final regulations, as noted above, that call for further regulatory capital requirements based upon this market value methodology effective July 1, 1994. Management of the Corporation anticipates that current asset/liability management practices should place the Banks in compliance with this regulation and that further capital will not be required as a result thereof.

Asset/Liability Repricing Schedule. The table on the following page sets forth the combined estimated maturity/repricing structure of the Banks' interest-earning assets (including net items) and interest-costing liabilities at December 31, 1993. Assumptions regarding prepayment and withdrawal rates are based upon the Banks' historical experience, and management believes such assumptions are reasonable. The table does not necessarily indicate the impact of general interest-rate movements on the Banks' net interest income because repricing of certain categories of assets and liabilities through, for example, prepayments of loans and withdrawals of deposits, is beyond the Banks' control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. Certain shortcomings are inherent in the method of analysis presented in the gap table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the data in the table.

FIRST FINANCIAL CORPORATION CONSOLIDATED GAP ANALYSIS AT DECEMBER 31, 1993


                                            Greater        Greater         Greater         Greater
                                           Than One       Than Three      Than Five       Than Ten         Greater
                             Under          Through         Through        Through         Through           Than
                            One Year      Three Years     Five Years      Ten Years        20 Years        20 Years       Total
                           ----------     -----------     ----------      ---------       ----------      ----------    --------
                                                           (Dollars in thousands)
Rate-sensitive assets:
   Investments and
     interest-earning
     deposits (a)(b)     $   171,139    $    91,963     $     7,156     $       350     $    34,920     $        --   $   305,528
   Mortgage-related
     securities (b)        1,231,797         78,928          14,181               7              30              --     1,324,943
   Mortgage loans:
     Fixed-rate (c)(d)       249,674        403,126         296,706         511,556          19,365             170     1,480,597
     Adjustable-rate (c)(d)  412,109        148,930           2,348              99              --              --       563,486
   Other loans               645,602        144,477          30,963          55,200           2,179              --       878,421
                         -----------    -----------     -----------     -----------     -----------     -----------   -----------
                           2,710,321        867,424         351,354         567,212          56,494             170     4,552,975

Rate-sensitive liabilities:
   Deposits (e)(f)         2,219,743      1,112,718         348,282         208,028         126,978          45,372     4,061,121
   Borrowings (g)            201,044        171,027             251          61,046           1,910           3,320       438,598
                         -----------    -----------     -----------     -----------     -----------     -----------   -----------
                           2,420,787      1,283,745         348,533         269,074         128,888          48,692     4,499,719
                         -----------    -----------     -----------     -----------     -----------     -----------   -----------

GAP (repricing
  difference)            $   289,534    $  (416,321)    $     2,821     $   298,138     $   (72,394)    $   (48,522)  $    53,256
                         ===========    ===========     ===========     ===========     ===========     ===========   ===========

Cumulative GAP           $   289,534    $  (126,787)    $  (123,966)    $   174,172     $   101,778     $    53,256
                         ===========    ===========     ===========     ===========     ===========     ===========

Cumulative GAP/Total
  Assets                       6.07%         (2.66)%        (2.60)%           3.65%           2.13%           1.11%
                         ===========    ============    ===========     ===========     ===========     ===========

(a) Investments are adjusted to include FHL Bank stock and other items totaling $29.8 million as investments in the "Greater than Ten Through 20 Years" category.

(b)   Investment  and  mortgage-related  securities  are  presented  at carrying
      value,   including  net  unrealized  holding  gain  on  available-for-sale securities.

(c) Based upon 1) contractual maturity, 2) repricing date, if applicable, 3) scheduled repayments of principal and 4) projected prepayments of principal based upon the Corporation's historical experience as modified for current market conditions.

(d)   Includes loans held for sale.

(e) Deposits include $13.8 million of advance payments by borrowers for tax and insurance and exclude accrued interest of $3.2 million.

(f) The Corporation has assumed that its passbook savings, NOW accounts and money market accounts would have projected annual withdrawal rates, based upon the Corporation's historical experience, of 26%, 34% and 42%, respectively.

(g) Collateralized mortgage obligations totaling $5.2 million are included in the "Greater Than Five Through Ten Years" category.