Form 10-Q/A
period 1994-03-31
FIRST FINANCIAL CORP /WI/
filed 1995-01-26
CIK 735553

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A
                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994
                      -----------------------------------

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from_______ to_______

                         Commission File Number 0-11889

                          FIRST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

            Wisconsin                                    39-1471963
  (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                1305 Main Street, Stevens Point, Wisconsin 54481
                    (Address of principal executive office)

                                 (715) 341-0400
              (Registrant's telephone number, including area code)


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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Common Stock, par value $1.00 per share                               24,620,552 Shares
        ---------------------------------------                         -----------------------
                               Class                                    Outstanding at April 30, 1994

                                    AMENDED

                                   FINANCIAL

                                   STATEMENTS

                                            FIRST FINANCIAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS

           ASSETS
                                                                     March 31,
                                                                      1994                 December 31,
                                                                   (Unaudited)                 1993
                                                                   (Restated)               (Restated)
                                                                 (In thousands)

Cash                                                              $   54,544               $   63,241
Federal funds sold                                                    11,348                   21,873
Interest-earning deposits                                              8,141                   25,768
                                                                  ----------               ----------
     Cash and cash equivalents                                        74,033                  110,882

Securities available for sale (at fair value):
     Investment securities                                            30,763                   84,487
     Mortgage-related securities                                     303,326                  347,137
Securities held to maturity:
     Investment securities (fair value of
      $133,683,000--1994 and $143,448,000
      --1993)                                                        135,864                  143,568
     Mortgage-related securities (fair
      value of $1,086,171,000--1994
      and $991,455,000--1993)                                      1,082,739                  977,806
Loans receivable:
     Held for sale                                                    43,973                   73,919
     Held for investment                                           2,992,410                2,848,585
Foreclosed properties and
     repossessed assets                                                6,320                    6,817
Real estate held for investment or sale                               17,028                   16,810
Office properties and equipment                                       50,371                   50,120
Intangible assets, less accumulated
     amortization                                                     30,747                   31,392
Other assets                                                          90,876                   82,260
                                                                  ----------               ----------

                                                                  $4,858,450               $4,773,783
                                                                  ==========               ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                          $4,157,773               $4,050,520
Borrowings                                                           380,490                  438,598
Advance payments by borrowers for
     taxes and insurance                                              29,964                   13,805
Other liabilities                                                     40,576                   37,025
                                                                  ----------               ----------
        Total liabilities                                          4,608,803                4,539,948
                                                                  ----------               ----------

Stockholders' equity:
  Serial preferred stock, $1 par value,
      3,000,000 shares authorized; none
    outstanding
  Common stock, $1 par value, 30,000,000
      shares authorized; shares issued and
      outstanding: 24,602,752--1994;
      23,586,827--1993                                                24,603                   23,587
  Additional paid-in capital                                          31,483                   27,340
  Net unrealized holding gain on securities
    available for sale                                                (3,851)                   1,851
  Retained earnings (substantially
      restricted)                                                    197,412                  181,057
                                                                  ----------               ----------
        Total stockholders' equity                                   249,647                  233,835
                                                                  ----------               ----------

                                                                  $4,858,450               $4,773,783
                                                                  ==========               ==========


See notes to unaudited consolidated financial statements.

                          FIRST FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                       1994                      1993
                                                                                      ------                    -----
                                                                                           (In thousands, except
                                                                                             per share amounts)
Interest income:
   Mortgage loans                                                                         $ 40,215                  $ 38,303
   Other loans                                                                              22,872                    19,548
   Mortgage-related securities                                                              18,553                    23,609
   Investments                                                                               3,274                     2,924
                                                                                          --------                  --------
     Total interest income                                                                  84,914                    84,384
Interest expense:
   Deposits                                                                                 41,171                    44,576
   Borrowings                                                                                4,831                     4,762
                                                                                          --------                  --------
     Total interest expense                                                                 46,002                    49,338
                                                                                          --------                  --------
     Net interest income                                                                    38,912                    35,046
Provision for losses on loans                                                                1,380                     2,844
                                                                                          --------                  --------
                                                                                            37,532                    32,202
Non-interest income:
   Loan fees and service charges                                                             2,010                     1,930
   Insurance and brokerage sales commissions                                                 1,843                     1,647
   Deposit account service fees                                                              1,840                     1,715
   Service fees on loans sold                                                                1,316                     1,619
   Net gain on sale of mortgage loans                                                          417                     1,165
   Net gain on sale of securities
     available for sale                                                                      1,119                        --
   Other                                                                                     1,188                       592
                                                                                          --------                  --------
     Total non-interest income                                                               9,733                     8,668
                                                                                          --------                  --------
     Operating income                                                                       47,265                    40,870
Non-interest expense:
   Compensation, payroll taxes and benefits                                                 11,712                    11,350
   Federal deposit insurance premiums                                                        2,403                     1,423
   Occupancy expense                                                                         2,140                     1,895
   Data processing                                                                           1,815                     2,187
   Loan expenses                                                                             1,437                     1,149
   Telephone and postage                                                                     1,409                     1,269
   Amortization of intangible assets                                                         1,344                     1,155
   Furniture and equipment                                                                   1,307                     1,271
   Marketing                                                                                 1,042                       774
   Net cost of operations of foreclosed
     properties                                                                                343                     1,063
   Other                                                                                     2,507                     2,146
                                                                                          --------                  --------
     Total non-interest expense                                                             27,459                    25,682
                                                                                          --------                  --------
Income before income taxes                                                                  19,806                    15,188
Income taxes                                                                                 7,526                     5,639
                                                                                          --------                  --------
Net income                                                                                $ 12,280                  $  9,549
                                                                                          ========                  ========

Earnings per share:
   Primary                                                                                $    .49                  $    .40
   Fully diluted                                                                          $    .49                  $    .40

Cash dividend per share                                                                   $    .10                  $   .075

See notes to unaudited consolidated financial statements.

                                                    FIRST FINANCIAL CORPORATION
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                For The Period Ended March 31, 1994
                                                            (Unaudited)

                                                                                  Net
                                                                               Unrealized
                                                                                Holding
                                                                                Gain On
                                                              Additional       Securities                       Total
                                                  Common       Paid-In         Available       Retained      Stockholders'
                                                   Stock       Capital          For Sale       Earnings         Equity
                                                  -------     ----------      -------------    --------      -------------
                                                                             (In thousands)

BALANCES AT DECEMBER 31, 1993
  (Restated)                                      $23,587       $27,340         $1,851         $181,057           $233,835


Net income                                                                                       12,280             12,280

Cash dividend ($.10 per share)                                                    (2,538)        (2,538)

Exercise of stock options                              78           293                                                371

Issuance of common stock in
  conjunction with acquisition                        938         3,850              --           6,613             11,401

Change in net unrealized holding
  gain on securities available
  for sale                                                                        (5,702)                           (5,702)
                                                  -------       -------         --------       --------           --------

BALANCES AT MARCH 31, 1994
  (Restated)                                      $24,603       $31,483         $ (3,851)      $197,412           $249,647
                                                  =======       =======         ========       ========           ========


See notes to unaudited consolidated financial statements.

                          FIRST FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                     Three Months Ended
                                                                                                           March 31,
                                                                                                ----------------------------
                                                                                                   1994               1993
                                                                                                ----------           -------
OPERATING ACTIVITIES                                                                                    (In thousands)

   Net income                                                                                   $  12,280            $   9,549
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      (Increase) decrease in accrued interest on loans                                                 (1)                 991
      Increase in accrued interest on deposits                                                        269                  201
      Mortgage loans originated for sale                                                          (97,132)             (39,141)
      Proceeds from sales of mortgage loans held for sale                                         139,583               82,175
     Provision for depreciation                                                                     1,531                1,318
      Provision for losses on loans                                                                 1,380                2,844
      Provision for losses on real estate and other assets                                            225                1,137
      Amortization of cost in excess of net assets of
        acquired businesses                                                                           156                  139
      Amortization of core deposit intangibles                                                      1,188                1,266
      Amortization of purchased mortgage servicing rights                                             204                  196
      Net gain on sales of loans and assets                                                        (2,088)              (1,341)
      Other-net                                                                                      (407)                 549
                                                                                                ---------            ---------
     Net cash provided by operating activities                                                     57,188               59,883

INVESTING ACTIVITIES

   Proceeds from sales of investment securities available for sale                                 45,541                   --
   Proceeds from maturities of investment securities held
     to maturity                                                                                   20,195               23,190
   Purchases of investment securities held to maturity                                                 --              (17,865)
   Proceeds from sales of mortgage-related securities available
        for sale                                                                                   12,459               81,287
   Principal payments received on mortgage-related securities                                      97,092               89,255
   Purchases of mortgage-related securities held to maturity                                     (161,439)            (138,982)
   Proceeds from sale of finance company receivables                                                6,665                   --
   Principal received on loans receivable                                                         130,080              114,083
   Loans originated for portfolio                                                                (198,174)            (198,721)
   Additions to office properties and equipment                                                      (357)              (2,167)
   Proceeds from sales of foreclosed properties and
      repossessed assets                                                                            1,949                2,646
   Proceeds from sales of real estate held for investment                                              --                  234
   Business  acquisitions  (net  of  cash  and  cash  equivalents   acquired  of
     $4,593,000--1994; $186,100,000--1993):
        Investment securities held to maturity                                                     (4,785)             (22,775)
        Mortgage-related securities available for sale                                                 --              (81,287)
        Mortgage-related securities held to maturity                                              (16,742)            (145,098)
        Loans receivable                                                                          (96,748)            (316,302)
        Office properties                                                                          (2,387)              (7,452)
        Intangible assets                                                                            (699)              (5,517)
        Deposits and related accrued interest                                                     114,297              702,236
        Borrowings                                                                                    750               71,897
        Stockholders' equity                                                                       11,401                   --
        Other-net                                                                                    (494)              (9,602)
                                                                                                ---------            ---------
     Net cash provided by (used in) investing activities                                          (41,396)             139,060

FINANCING ACTIVITIES

   Net decrease in deposits                                                                        (7,313)             (90,819)
   Net increase in advance payments by borrowers for
     taxes and insurance                                                                           15,697               12,414
   Proceeds from borrowings                                                                       131,000              135,000
   Repayments of borrowings                                                                      (189,858)            (284,367)
   Proceeds from exercise of stock options                                                            371                  322
   Payments of cash dividends to stockholders                                                      (2,538)              (1,758)
                                                                                                ---------            ---------
     Net cash used in financing activities                                                        (52,641)            (229,208)
                                                                                                ---------            ---------

Decrease in cash and cash equivalents                                                             (36,849)             (30,265)
Cash and cash equivalents at beginning of period                                                  110,882              122,281
                                                                                                ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $  74,033            $  92,016
                                                                                                =========            =========

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

                              Required                  Actual                     Actual
                                OTS                 First Financial                 Port
                               Ratio                     Ratio                     Ratio
                              ---------             ---------------                ------
Tangible capital                1.50%                    5.40%                       7.73%
Core leverage capital           3.00                     5.94                        7.73
Risk-based capital              8.00                    12.98                       15.00

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


NOTE G - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                   For The
                                                                              Three Months Ended
                                                                                   March 31,
                                                                             ---------------------
                                                                              1994            1993
                                                                             -------         -----
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

                                    AMENDED
                       MANAGEMENT'S DISCUSSION & ANALYSIS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                 COMPARISON OF THE CONSOLIDATED BALANCE SHEETS
              AT MARCH 31, 1994 (UNAUDITED) WITH DECEMBER 31, 1993

General:

          Total assets increased to $4.86 billion at March 31, 1994 from $4.77 billion at December 31, 1993, primarily because of the NorthLand acquisition completed in 1994. See Note B to the unaudited consolidated financial statements for a discussion of this acquisition. Total loans and deposits increased to $4.43 billion and $4.16 billion at March 31, 1994 from $4.25 billion and $4.05 billion, respectively, at the end of 1993. Stockholders' equity at March 31, 1994 was $249.6 million, up from $233.8 million at year-end 1993.

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

   Consolidated                          Balance                                                         Balance
   Statement Of                        December 31,            From                  Other               March 31,
Financial Condition                        1993              NorthLand             Increases               1994
  Classification                        (Restated)          Acquisition           (Decreases)           (Restated)
- -------------------                    -------------        ------------           ----------            ---------
                                                                      (In thousands)

Cash and cash equivalents              $  110,882             $  3,193            $ (40,042)           $   74,033
Securities available for
 sale:
  Investment securities                    84,487                   --              (53,724)               30,763
  Mortgage-related
   securities                             347,137                   --              (43,811)              303,326
Securities held to
 maturity:
  Investment securities                   143,568                4,785              (12,489)              135,864
  Mortgage-related
   securities                             977,806               16,742               88,191             1,082,739
Loans receivable, in-
   cluding loans held
  for sale                              2,922,504               96,748               17,131             3,036,383
Office properties                          50,120                2,387               (2,136)               50,371
Intangible assets                          31,392                  699               (1,344)               30,747
Deposits                                4,050,520              114,297               (7,044)            4,157,773
Borrowings                                438,598                  750              (58,858)              380,490
Advance payments by
   borrowers for taxes
   and insurance                           13,805                  462               15,697                29,964
Stockholders' equity                      233,835               11,401                4,411               249,647

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

Loans and Mortgage-Related Securities:

        Total loans, including loans held for sale and mortgage-related securities (MBSs), increased $175.0 million from $4.25 billion at December 31, 1993 to $4.43 billion at March 31, 1994. Total loans are summarized below as of the dates indicated.

                                                        March 31,            December 31,          Increase
                                                          1994                   1993             (Decrease)
                                                      -------------          ------------         ----------
                                                                            (In thousands)
Real estate loans:
    One- to four-family                                $1,845,180              $1,797,990         $  47,190
    Multi-family                                          190,009                 188,558             1,451
    Commercial and non-residential                        102,735                  94,789             7,946
                                                       ----------              ----------         ---------
       Total real estate loans                          2,137,924               2,081,337            56,587

Other loans:
    Credit cards                                          199,412                 209,414           (10,002)
    Home equity                                           196,547                 193,291             3,256
    Consumer                                              192,313                 153,574            38,739
    Education                                             171,554                 167,385             4,169
    Manufactured housing                                  162,425                 165,017            (2,592)
    Commercial business                                    20,672                     111            20,561

Less net items to loans receivable                        (44,464)                (47,625)            3,161
                                                       ----------              ----------         ---------

Total loans (including loans held
    for sale)                                           3,036,383               2,922,504           113,879

MBSs                                                    1,386,065               1,324,943            61,122
                                                      -----------            ------------         ---------

Total loans and MBSs                                   $4,422,448              $4,247,447         $ 175,001
                                                       ==========              ==========         =========

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

          After giving effect to the $16.7 million of MBSs acquired in the NorthLand acquisition, the aggregate MBS portfolio increased $44.4 million during the quarter ended March 31, 1994 as the net result of (i) purchases of $161.4 million of U.S. Government Agency adjustable-rate MBSs, ii) sales of available-for-sale MBSs of $12.3 million, (iii) repayments of $99.0 million, and
iv) available-for-sale MBS market value decreases of $5.7 million. At the end of the first quarter, the Banks had commitments to purchase U.S. Government Agency adjustable-rate MBSs totaling $284.7 million which will be funded through FHLB advances.

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

                                                                March 31,           December 31,
                                                                   1994                 1993
                                                               -----------          --------
                                                                       (In thousands)
Loans Delinquent 30-59 Days
  Student loans                                                   $ 5,535               $ 4,014
  Residential real estate loans                                     6,729                 5,844
  Manufactured housing loans                                        2,061                 2,999
  Credit card loans                                                 1,889                 1,988
  Commercial real estate loans                                        411                 3,798
  Commercial business                                                 288                    --
  Consumer and home equity                                            592                   479
                                                                  -------               -------
                                                                  $17,505               $19,122
                                                                  =======               =======
Loans Delinquent 60-90 Days
  Student loans                                                   $ 5,442               $ 4,159
  Residential real estate loans                                     1,311                 1,111
  Manufactured housing loans                                          860                 1,035
  Credit card loans                                                   870                   904
  Commercial real estate loans                                        103                   707
  Commercial business                                                  --                    --
  Consumer and home equity                                            202                   128
                                                                  -------               -------
                                                                  $ 8,788               $ 8,044
                                                                  =======               =======

Total Loans Delinquent 30-90 Days
  Student loans                                                   $10,977               $ 8,173
  Residential real estate loans                                     8,040                 6,955
  Manufactured housing loans                                        2,921                 4,034
  Credit card loans                                                 2,759                 2,892
  Commercial real estate loans                                        514                 4,505
  Commercial business                                                 288                    --
  Consumer and home equity                                            794                   607
                                                                  -------               -------
                                                                  $26,293               $27,166
                                                                  =======               =======

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

Non-Accrual Loans:

        The Corporation places loans into a non-accrual status when loans are contractually delinquent more than 90 days. If appropriate, loans may be placed into non-accrual status prior to becoming 90 days delinquent based upon management's analysis. Non-accrual loans are summarized, for the dates indicated, as follows:


                                                         March 31,                 December 31,
                                                           1994                        1993
                                                        ----------                 --------
                                                                     (In thousands)

One- to four-family residential                            $ 5,960                   $ 5,005
Multi-family residential                                        76                       139
Commercial and other real estate                               682                        --
Manufactured housing                                           883                     1,063
Credit cards                                                 1,880                     1,836
Commercial business                                          1,210                        --
Consumer and other                                             224                       197
                                                           -------                   -------
                                                           $10,915                   $ 8,240
                                                           =======                   =======

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

        The Corporation has restated its December 31, 1993 balance sheet to reflect a correction of an error relating to the misclassification of certain of its mortgage-backed securities ("MBSs"). Subsequent to the filing of the Annual Report on Form 10-K, management began investigating two delinquent MBSs serviced by a California institution under the control of the RTC. In the second quarter of 1994, the investigation showed that the Corporation held approximately $184.0 million of subordinated mezzanine MBSs in its portfolio (in addition to the two delinquent MBSs), and questions were raised as to how such mezzanine securities were purchased under the Corporation's existing investment policy which requires the purchase of senior tranche securities only. It was determined that investment officers in 1991 and 1992 mistakenly interpreted the policy to permit the purchase of mezzanine securities, which consisted of "a" senior tranche but not "the" senior tranche. Since the inherent risk of ownership of the subordinated mezzanine securities could affect management's intent and/or ability to hold such securities, it was determined that the classification held-to-maturity was in error at December 31, 1993. All financial data contained herein has been restated to reflect this reclassification as of December 31, 1993 which results in treating these securities as available-for-sale upon the adoption of SFAS No. 115. The reclassification was originally reported at June 30, 1994, the quarter when the error was discovered. The significant changes as of March 31, 1994 include shareholders' equity, revised to $249.6 million from $254.2 million, and stockholders' equity per share, revised to $10.15 from $10.33.

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

        A summary of activity in the allowances for loan losses, for the three months ended March 31, 1994 and 1993, follows:

                                                                               Three Months Ended
                                                                                    March 31,
                                                                            ----------------------
                                                                              1994            1993
                                                                            --------        ------
                                                                                (In thousands)
Allowances at beginning of period                                           $23,266         $17,067
From acquired banks                                                             816           4,885
Provisions                                                                    1,380           2,844
Charge-offs                                                                  (2,164)         (2,491)
Recoveries                                                                      665             317
                                                                            -------         -------
Allowances at end of period                                                 $23,963         $22,622
                                                                            =======         =======

        A discussion of loan loss provisions and charge-offs is presented in "Management's Discussion and Analysis-Comparison of the Unaudited Consolidated Statements of Income for the Three Months Ended March 31, 1994 and 1993." An analysis of allowances, by loan category and percent of loans in each category to total loans receivable, at the dates indicated, follows:

                                               March 31, 1994                          December 31, 1993
                                         ----------------------------------       ---------------------------------
                                                            As Percentage                            As Percentage
                                         Allowance          Of Total Loans        Allowance          Of Total Loans
                                          Amount             In Category           Amount             In Category
                                         ----------         ---------------       ----------         ---------------
                                                                  (Dollars in thousands)
Credit cards                             $ 6,775                  3.40%           $ 6,502                   3.10%
Residential real estate                    5,910                   .29              5,877                    .30
Manufactured housing                       4,724                  2.91              4,668                   2.83
Commercial and non-residential
    real estate                            3,698                  3.60              4,010                   4.23
Consumer                                   2,049                  1.07              1,728                   1.12
Home equity                                  454                   .23                429                    .22
Commercial business                          309                  1.50                 --                     --
Education                                     44                   .03                 52                    .03
                                         -------                                  -------
                                         $23,963                   .79%           $23,266                    .80%
                                         =======                 =====            =======                  =====

        The allowances for loan losses increased to $24.0 million, or 0.79% of loans receivable, at March 31, 1994 from $23.3 million, or 0.80%, at December 31, 1993. The allowances for losses also represented 220% of non-accrual loans at March 31, 1994. Management of the Corporation and the Banks believe that the allowances for losses are sufficient based upon their current evaluations.

Foreclosed Properties and Repossessed Assets:

        Foreclosed properties and other repossessed assets are summarized, for the dates indicated, as follows:

                                                                      March 31,             December 31,
                                                                       1994                     1993
                                                                    -----------             --------
                                                                             (In thousands)

Foreclosed real estate properties                                      $ 7,433                  $ 8,040
Manufactured housing owned                                                 223                      115
Consumer and other repossessed assets                                       50                       48
                                                                       -------                  -------
                                                                         7,706                    8,203
Less allowances for losses                                              (1,386)                  (1,386)
                                                                       -------                  -------
                                                                       $ 6,320                  $ 6,817
                                                                       =======                  =======

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

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            --------------------
                                                                             1994           1993
                                                                            ------         -----
                                                                                 (In thousands)
Allowances at beginning of period                                           $1,386         $  552
Provisions                                                                     225          1,137
Charge-offs                                                                   (225)          (175)
                                                                            ------         ------
Allowances at end of period                                                 $1,386         $1,514
                                                                            ======         ======


         A list of the larger commercial real estate properties (having a carrying amount of $500,000 or greater) included in foreclosed properties, for the dates indicated, is presented below. These properties are carried at the lower of cost or fair value.


                                                                       Carrying Value At
                                                                 -------------------------------
Property                                                         March 31,           December 31,
  Type                 Property Location                           1994                  1993
- --------               -----------------                       ------------          --------
                                                                         (In thousands)

Office                 Madison, Wisconsin                        $ 1,500                 $ 1,500
Retail                 Milwaukee, Wisconsin                        1,089                   1,089
Office                 Phoenix, Arizona                               --                     700


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

        In general, classified assets include non-performing assets plus other loans and assets, including contingent liabilities (see Note D), meeting the criteria for classification. Nonperforming assets include loans or assets i) which were previously loans which are not performing to a serious degree under the contractual terms of the original notes, or ii) for which known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with current contractual terms. This non-performing characteristic impacts directly upon the interest income normally expected from such assets. Specifically included are the loans held on a non-accrual basis, real estate judgments subject to redemption and foreclosed properties for which one of the Banks has obtained title.

        Classified assets, including non-performing assets, for the Banks, categorized by type of asset are set forth in the following table:

                                                                March 31,               December 31,
                                                                   1994                     1993
                                                               -----------              --------
                                                                        (In thousands)
Classified assets:
   Non-performing assets:
     Non-accrual loans                                            $10,915                 $ 8,240
     Non-accrual MBSs                                              21,199                      --
     Foreclosed properties and other
        repossessed assets                                          6,320                   6,817
                                                                  -------                 -------
          Total Non-Performing Assets                              38,434                  15,057

   Less non-accrual MBSs included above but
     not adversely classified for regulatory
     purposes                                                     (21,199)                     --
   Add back general valuation allowances net-
     ted against foreclosed properties above                        1,386                   1,386
   Adjustment for non-performing residential
     loans not classified due to low
     loan-to-appraisal value                                       (1,141)                   (707)
   Additional classified performing loans:
     Residential real estate                                        2,873                   1,919
     Commercial real estate                                         9,960                   9,747
     Consumer and other                                               596                     241
   Other adversely classified assets                                  718                     757
                                                                  -------                 -------
          Total Classified Assets                                 $31,627                 $28,400
                                                                  =======                 =======


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

                                                                      Loan Amount Classified
                                                              -----------------------------------------
Property Type Of           Property                            March 31,                   December 31,
Loan Collateral            Location                               1994                         1993
- ----------------          ----------                          ------------                 ------------
                                                                           (In thousands)
Office/Land               Sheboygan, Wisconsin                $ 3,661                        $3,670
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

Stockholders' Equity:

          Stockholders' equity at March 31, 1994 was $249.6 million, or 5.14% of total assets, as compared to $233.8 million, or 4.90% of total assets, at December 31, 1993. The major changes in stockholders' equity included i) net income of $12.3 million earned during the first three months of 1994, ii) cash dividend payments to stockholders of $2.5 million, iii) $11.4 million additional equity realized in the NorthLand acquisition, which was accounted for as a pooling-of-interests, and iv) a decrease of $5.7 million in unrealized gains on securities available for sale. See Note B to the unaudited consolidated financial statements for a discussion of the accounting treatment of this acquisition. Stockholders' equity per share increased from $9.91 per share at year-end 1993 to $10.15 per share at March 31, 1994.

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

Loan Originations:

          A comparison of loan originations for the first three months of 1994 and 1993, including loans originated for sale (but excluding MBSs), follows:

                                                              Three Months Ended March 31,
                                                -------------------------------------------------------
                                                  1994              Percent        1993         Percent
                                                --------            -------      --------       -------
                                                                    (Dollars in thousands)
Loan Type
 Mortgage:
   One- to four-family                          $  208,958           71.6%       $116,265          51.0%
   Multi-family                                     10,123            3.5          15,667           6.9
   Commercial/non-residential                        5,677            1.9           1,278           0.6
   Refinanced one- to four-
     family loans previously
     sold and serviced for others                       52             --          59,325          26.0
                                                ----------          -----        --------         -----
                                                   224,810           77.0         192,535          84.5

 Consumer                                           54,025           18.5          21,251           9.3
 Student                                             4,856            1.7           6,643           2.9
 Home equity-net                                     3,256            1.1           4,743           2.1
 Manufactured housing                                3,449            1.2           2,715           1.2
 Commercial business                                 1,030            0.3              --            --
 Refinanced manufactured
  housing loans previously
  sold and serviced for others                         475            0.2              --            --
 Credit cards-net                                       --             --              --            --
                                                ----------          -----        --------         -----
     Total loans originated                        291,901          100.0%        227,887         100.0%
                                                                    =====                         =====

Decrease in undisbursed loan
      proceeds                                       3,405                          9,975
                                                ----------                       --------
     Total loans disbursed                      $  295,306                       $237,862
                                                ==========                       ========


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

        The table on page 21 sets forth the combined estimated maturity/repricing structure of the Corporation's consolidated interest-earning assets (including net items) and interestcosting liabilities at March 31, 1994. Assumptions regarding prepayment and withdrawal rates are based upon the Banks' historical experience, and management believes such assumptions are reasonable. The table does not necessarily indicate the impact of general interest rate movements on the Banks' net interest income because repricing of certain categories of assets and liabilities through, for example, prepayments of loans and withdrawals of deposits, is beyond the Banks' control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the data in the table.

        The Corporation's consolidated positive one-year interest-rate sensitivity gap at March 31, 1994 was $293.7 million or 6.05% of total assets. The one-year positive gap increased $2.9 million from the December 31, 1993 positive gap of $290.8 million or 6.09% of total assets at that date.

        The Corporation's consolidated one-year positive gap position of 6.05% at March 31, 1994 falls within management's current operating range of a 10% positive gap position to a 10% negative gap position. In view of the current interest-rate environment and the related impact on customer behavior, management believes that it is extremely important to weigh and balance the effect of asset/liability management decisions in the short-term in its efforts to maintain net interest margins and acceptable future profitability. As such, management believes that it has been able to achieve a consistent net interest margin while still meeting its asset/liability management objectives.

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

FIRST FINANCIAL CORPORATION CONSOLIDATED GAP ANALYSIS AT MARCH 31, 1994

                                                                Greater         Greater          Greater
                                                               Than One        Than Three       Than Five
                                                Under           Through         Through          Through
                                              One Year        Three Years      Five Years       Ten Years
                                             ----------       -----------      -----------      ----------
                                                                  (Dollars in thousands)
Rate-sensitive assets:
   Investments and interest-
     earning deposits (a)(b)                 $   97,406       $   82,248       $    5,774       $      589
   Mortgage-related securities (b)            1,298,988           72,456           14,585                8
   Mortgage loans (c)(d):
     Fixed-rate                                 240,004          387,725          331,083          545,484
     Adjustable-rate                            418,504          193,972            2,959               50
   Other loans                                  649,789          163,172           62,705           35,694
                                             ----------       ----------       ----------       ----------
                                              2,704,691          899,573          417,106          581,825

Rate-sensitive liabilities:
   Deposits (e)(f)                            2,168,193        1,248,068          356,631          234,401
   Borrowings (g)                               242,783           74,114            1,849           59,513
                                             ----------       ----------       ----------       ----------
                                              2,410,976        1,322,182          358,480          293,914
                                             ----------       ----------       ----------       ----------

GAP (repricing difference)                   $  293,715       $ (422,609)      $   58,626       $  287,911
                                             ==========       ==========       ==========       ==========

Cumulative GAP                               $  293,715       $ (128,894)      $  (70,268)      $  217,643
                                             ==========       ==========       ==========       ==========

Cumulative GAP/Total assets                        6.05%           (2.65)%          (1.45)%           4.48%
                                             ==========       ==========       ==========       ==========

TABLE CONTINUED

                                             Greater
                                             Than Ten          Greater
                                             Through             Than
                                             20 Years          20 Years       Total
                                             ----------       -----------   ---------
                                                        (Dollars in thousands)
Rate-sensitive assets:
   Investments and interest-
     earning deposits (a)(b)                 $ 32,791      $     --       $  218,808
   Mortgage-related securities (b)                 28            --        1,386,065
   Mortgage loans (c)(d):
     Fixed-rate                                 5,012           177        1,509,485
     Adjustable-rate                               --            --          615,485
   Other loans                                     53            --          911,413
                                            ----------        ------      ----------
                                               37,884           177        4,641,256
Rate-sensitive liabilities:
   Deposits (e)(f)                            130,531        46,249        4,184,073
   Borrowings (g)                                  --         2,231          380,490
                                            ----------        ------      ----------
                                              130,531        48,480        4,564,563
                                            ----------        ------      ----------

GAP (repricing difference)                   $(92,647)     $(48,303)      $   76,693
                                            ==========       =======       ==========

Cumulative GAP                               $124,996      $ 76,693
                                            ==========       =======       ==========

Cumulative GAP/Total assets                      2.57%         1.58%
                                            ==========       =======       ==========

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

Net Interest Income:

         Net interest income increased $3.9 million to $38.9 million during the first quarter of 1994 from $35.0 million for the first quarter of 1993. The net interest margin of 3.30% for the first quarter of 1994 was the same as reported during the first quarter of 1993. Interest income and interest expense increased $500,000 and $3.3 million, respectively, for the first quarter of 1994 as compared to 1993. The average balances of interest-earning assets and interest-bearing liabilities increased from $4.244 billion and $4.194 billion, respectively, in 1993 to $4.646 billion and $4.542 billion in 1994, respectively. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 102.29% for the first quarter of 1994 as compared to 101.21% for the 1993 quarter. The 1994 increases in average balances are primarily due to the Citizens and NorthLand acquisitions. The increase in average interest-earning assets, as well as the improved earning-asset ratio noted above, was complemented by a slightly greater decrease in the average cost of interest-bearing liabilities (4.77% in 1993 versus 4.11% in 1994) than in the average yield on interest-earning assets (7.95% in 1993 versus 7.32% in 1994). As discussed in the "Non-accrual MBS" section, two MBSs were placed on non-accrual status during the first quarter of 1994. As a result of this action, interest income and net interest income were reduced by approximately $700,000 upon the reversal of interest accruals relating to these securities. Future earnings will be negatively affected by approximately $400,000 per quarter, or approximately 0.03% of earning assets, until payments on these securities resume.

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

                                                  For the
                                             Three Months Ended                      At
                                                 March 31,                        March 31,
                                            ----------------------          ----------------------
                                              1994           1993             1994           1993
                                            --------       --------         --------        ------

Weighted average yield on
   interest-earning assets                    7.32%          7.95%            7.36%           7.91%

Weighted average rate paid
   on deposit accounts and
   borrowings                                 4.11           4.77             4.14            4.62
                                             -----          -----            -----           -----

Interest spread                               3.21%          3.18%            3.22%           3.29%
                                             =====          =====            =====           =====

Net interest margin (net
   interest income divided
   by earning assets)                         3.30%          3.30%            3.31%           3.37%
                                             =====          =====            =====           =====

       The interest spread increased slightly to 3.21% for the three months ended March 31, 1994 from 3.18% for the same period in 1993 due to the factors noted above. The interest spread and the net interest margin were 3.22% and 3.31%, respectively, at March 31, 1994 as compared to 3.29% and 3.37%, respectively, at March 31, 1993. Although the net interest margin at March 31, 1994 is somewhat lower than at the end of recent periods due to market factors and the MBS non-accrual situation, the increase in average earning assets should positively impact net interest income during the remainder of 1994 and offset, to some extent, the negative effects of a potential lower net interest margin should rates continue to rise.

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

                                                          For The Quarters Ended March 31,
                                                      ----------------------------------------
                                                          1994                           1993
                                                      ------------                   ---------
                                                          Net                             Net
                                                      Charge-offs                    Charge-of fs
                                                      (Recoveries)                   (Recoveries)
                                                      -------------                  ------------
Loan Type                                                        (Dollars in thousands)
Credit cards                                            $1,427                           $1,236
Manufactured housing                                       369                              675
Residential real estate                                   (341)                             157
Consumer and other                                          44                              106
Commercial real estate                                      --                               --
Commercial business                                         --                               --
                                                        ------                           ------
                                                        $1,499                           $2,174
                                                        ======                           ======

Net charge-offs as a
  percent of average loans
  outstanding (annualized)                                 .20%                             .34%
                                                        ======                            ======

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