Form 10-Q/A
period 1994-06-30
FIRST FINANCIAL CORP /WI/
filed 1995-01-26
CIK 735553

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A
                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994
                      -----------------------------------

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to ____________

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

                                 (715) 341-0400
              (Registrant's telephone number, including area code)


  (Former name, address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Common Stock, par value $1.00 per share                24,653,127 Shares
        ---------------------------------------             -----------------------
                      Class                              Outstanding at July 31, 1994

                                    AMENDED

                                   FINANCIAL

                                   STATEMENTS

                          FIRST FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS
                                                                    June 30,               December 31,
                                                                      1994                     1994
                                                                   (Unaudited)              (Restated)
                                                                 ---------------          --------------
                                                                            (In thousands)

Cash                                                              $   82,852               $   63,241
Federal funds sold                                                     8,097                   21,873
Interest-earning deposits                                              3,370                   25,768
                                                                  ----------               ----------
     Cash and cash equivalents                                        94,319                  110,882

Securities available for sale (at fair value):
     Investment securities                                             6,642                   84,487
     Mortgage-related securities                                     226,072                  347,137
Securities held to maturity:
     Investment securities (fair value of
      $127,779,000--1994 and $143,448,000
      --1993)                                                        131,102                  143,568
     Mortgage-related securities (fair
      value of $1,280,405,000--1994
      and $1,160,230,000--1993)                                    1,292,315                  977,806
Loans receivable:
     Held for sale                                                    12,186                   73,919
     Held for investment                                           3,050,792                2,848,585
Foreclosed properties and
     repossessed assets                                                5,563                    6,817
Real estate held for investment or sale                               16,688                   16,810
Office properties and equipment                                       49,432                   50,120
Intangible assets, less accumulated
     amortization                                                     29,403                   31,392
Other assets                                                          93,288                   82,260
                                                                  ----------               ----------

                                                                  $5,007,802               $4,773,783
                                                                  ==========               ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                          $4,115,079               $4,050,520
Borrowings                                                           556,376                  438,598
Advance payments by borrowers for
     taxes and insurance                                              44,406                   13,805
Other liabilities                                                     33,555                   37,025
                                                                  ----------               ----------
        Total liabilities                                          4,749,416                4,539,948
                                                                  ----------               ----------

Stockholders' equity:
  Serial preferred stock, $1 par value,
      3,000,000 shares authorized; none
    outstanding
  Common stock, $1 par value, 75,000,000
      shares authorized; shares issued and
      outstanding: 24,636,627--1994;
      23,586,827--1993                                                24,637                   23,587
  Additional paid-in capital                                          31,611                   27,340
  Net unrealized holding gain (loss) on
    securities available for sale                                       (340)                   1,851
  Retained earnings (substantially
      restricted)                                                    202,478                  181,057
                                                                  ----------               ----------
        Total stockholders' equity                                   258,386                  233,835
                                                                  ----------               ----------

                                                                  $5,007,802               $4,773,783
                                                                  ==========               ==========

See notes to unaudited consolidated financial statements.

                          FIRST FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                 Three Months Ended                   Six Months Ended
                                                                      June 30,                             June 30,
                                                               --------------------                  --------------
                                                                 1994             1993                 1994           1993
                                                               --------         --------             --------       ------
                                                                                (In thousands, except
                                                                                  per share amounts)
Interest income:
   Mortgage loans                                             $ 40,257         $ 40,486              $ 80,472        $ 78,789
   Other loans                                                  23,588           19,496                46,460          39,044
   Mortgage-related securities                                  21,162           22,720                39,715          46,329
   Investments                                                   2,630            2,307                 5,904           5,231
                                                              --------         --------              --------        --------
     Total interest income                                      87,637           85,009               172,551         169,393
Interest expense:
   Deposits                                                     40,908           41,388                82,079          85,964
   Borrowings                                                    6,231            5,618                11,062          10,380
                                                              --------         --------              --------        --------
     Total interest expense                                     47,139           47,006                93,141          96,344
                                                              --------         --------              --------        --------
     Net interest income                                        40,498           38,003                79,410          73,049
Provision for losses on loans                                    1,836            2,800                 3,216           5,644
                                                              --------         --------              --------        --------
                                                                38,662           35,203                76,194          67,405
Non-interest income:
   Loan fees and service charges                                 2,154            2,085                 4,164           4,015
   Insurance and brokerage sales
     commissions                                                 1,714            1,629                 3,557           3,344
   Deposit account service fees                                  1,997            1,895                 3,837           3,514
   Service fees on loans sold                                    1,283            1,594                 2,599           3,241
   Net gain on sale of loans                                       999            1,314                 1,416           2,479
   Net gain on sale of securities
     available for sale                                            353               --                 1,472              --
   Unrealized loss on impairment of
     mortgage-related securities                                (9,000)              --                (9,000)             --
   Other                                                           492              467                 1,680           1,059
                                                              --------         --------              --------        --------
     Total non-interest income (loss)                               (8)           8,984                 9,725          17,652
                                                              --------         --------              --------        --------
     Operating income                                           38,654           44,187                85,919          85,057
Non-interest expense:
   Compensation, payroll taxes and
     benefits                                                   11,276           11,032                22,988          22,382
   Federal deposit insurance premiums                            2,402            1,424                 4,805           2,847
   Occupancy expense                                             1,925            1,863                 4,065           3,758
   Data processing                                               1,727            1,827                 3,542           4,014
   Loan expenses                                                 1,582            1,459                 3,019           2,608
   Telephone and postage                                         1,365            1,245                 2,774           2,514
   Amortization of intangible assets                             1,344            1,784                 2,688           2,939
   Furniture and equipment                                       1,361            1,362                 2,668           2,633
   Marketing                                                     1,040            1,211                 2,082           1,985
   Net cost of operations of foreclosed
     properties                                                    166              896                   509           1,959
   Other                                                         2,356            2,554                 4,863           4,700
                                                              --------         --------              --------        --------
     Total non-interest expense                                 26,544           26,657                54,003          52,339
                                                              --------         --------              --------        --------
Income before income taxes                                      12,110           17,530                31,916          32,718
Income taxes                                                     4,581            6,362                12,107          12,001
                                                              --------         --------              --------        --------
Net income                                                    $  7,529         $ 11,168              $ 19,809        $ 20,717
                                                              ========         ========              ========        ========

Earnings per share:
   Primary                                                    $   0.30         $   0.47              $   0.78        $   0.87
   Fully diluted                                              $   0.30         $   0.46              $   0.78        $   0.86

Cash dividend per share                                       $   0.10         $  0.075              $   0.20        $   0.15


See notes to unaudited consolidated financial statements.

                          FIRST FINANCIAL CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       For The Period Ended June 30, 1994
                                  (Unaudited)


                                                                                  Net
                                                                               Unrealized
                                                                                Holding
                                                                               Gain (Loss)
                                                                                  On
                                                              Additional       Securities                       Total
                                                  Common       Paid-In         Available       Retained      Stockholders'
                                                   Stock       Capital          For Sale       Earnings         Equity
                                                  -------     ------------     ------------    ---------      -----------
                                                                             (In thousands)

BALANCES AT DECEMBER 31, 1993
  (Restated)                                      $23,587       $27,340         $  1,851       $181,057           $233,835


Net income                                                                                       19,809             19,809

Cash dividend ($.20 per share)                                                    (5,001)        (5,001)

Exercise of stock options                             112           421                                                533

Issuance of common stock in
  conjunction with acquisition                        938         3,850                           6,613             11,401

Change in net unrealized holding
  gain (loss) on securities
  available for sale                                                              (2,191)                           (2,191)
                                                  -------       -------         --------       --------           --------

BALANCES AT JUNE 30, 1994                         $24,637       $31,611         $   (340)      $202,478           $258,386
                                                  =======       =======         ========       ========           ========


See notes to unaudited consolidated financial statements.

                          FIRST FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                      Six Months Ended
                                                                                                            June 30,
                                                                                                   1994                 1993
                                                                                                 ----------           -------
                                                                                                         (In thousands)
OPERATING ACTIVITIES

   Net income                                                                                   $  19,809            $  20,717
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      (Increase) decrease in accrued interest on loans                                             (1,272)               1,297
      Increase in accrued interest on deposits                                                        140                  353
      Mortgage loans originated for sale                                                         (149,042)            (190,750)
      Proceeds from sales of loans held for sale                                                  248,606              182,012
     Provision for depreciation                                                                     3,004                2,668
      Provision for losses on loans                                                                 3,216                5,644
      Provision for losses on real estate and other assets                                            225                1,971
      Unrealized loss on impairment of mortgage-related securities                                  9,000                   --
      Amortization of cost in excess of net assets of
        acquired businesses                                                                           312                  277
      Amortization of core deposit intangibles                                                      2,376                2,662
      Amortization of purchased mortgage servicing rights                                             353                  416
      Net gain on sales of loans and assets                                                        (3,450)              (2,670)
      Other-net                                                                                    (9,814)              (4,293)
                                                                                                ---------            ---------
     Net cash provided by operating activities                                                    123,463               20,304

INVESTING ACTIVITIES

   Proceeds from sales of investment securities available for sale                                 65,088                   --
   Proceeds from maturities of investment securities held
     to maturity                                                                                   30,695               53,247
   Purchases of investment securities held to maturity                                             (1,523)             (40,934)
   Proceeds from sales of mortgage-related securities available
        for sale                                                                                  126,107               81,287
   Principal payments received on mortgage-related securities                                     173,308              167,104
   Purchases of mortgage-related securities held to maturity                                     (486,927)            (138,982)
   Proceeds from sale of finance company receivables                                                6,665                   --
   Principal received on loans receivable                                                         275,488              273,278
   Loans originated for portfolio                                                                (430,514)            (516,905)
   Additions to office properties and equipment                                                    (1,159)              (3,458)
   Proceeds from sales of foreclosed properties and
      repossessed assets                                                                            5,234                8,561
   Proceeds from sales of real estate held for investment                                              98                  245
   Business  acquisitions  (net  of  cash  and  cash  equivalents   acquired  of
     $4,593,000--1994; $186,350,000--1993):
        Investment securities held to maturity                                                     (4,785)             (22,775)
        Mortgage-related securities available for sale                                                 --                   --
        Mortgage-related securities held to maturity                                              (16,742)            (226,385)
        Loans receivable                                                                          (96,748)            (316,302)
        Office properties                                                                          (2,387)              (7,452)
        Intangible assets                                                                            (699)              (5,276)
        Deposits and related accrued interest                                                     114,297              702,236
        Borrowings                                                                                    750               71,897
        Stockholders' equity                                                                       11,401                   --
        Other-net                                                                                    (494)              (9,593)
                                                                                                ---------            ---------
     Net cash provided by (used in) investing activities                                         (232,847)              69,793

FINANCING ACTIVITIES

   Net decrease in deposits                                                                       (49,878)            (100,692)
   Net increase in advance payments by borrowers for
     taxes and insurance                                                                           30,139               28,842
   Proceeds from borrowings                                                                       499,000              475,000
   Repayments of borrowings                                                                      (381,972)            (498,083)
   Proceeds from exercise of stock options                                                            533                  755
   Payments of cash dividends to stockholders                                                      (5,001)              (3,524)
                                                                                                ---------            ---------
     Net cash provided by (used in) financing activities                                           92,821              (97,702)
                                                                                                ---------            ---------

Decrease in cash and cash equivalents                                                             (16,563)              (7,605)
Cash and cash equivalents at beginning of period                                                  110,882              122,281
                                                                                                ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $  94,319            $ 114,676
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

        Condensed 1993 operating results for NorthLand are on the following page:



                                                        Three Months            Six Months
                                                            Ended                  Ended
                                                        June 30, 1993          June 30, 1993
                                                        -------------          -------------
                                                                    (In thousands)

Net interest income                                           $1,539                 $3,021
Provision for losses on loans                                   (118)                  (210)
Non-interest income                                              242                    673
Non-interest expense                                          (1,244)                (2,527)
Income taxes                                                    (169)                  (386)
                                                              ------                 ------
Net income                                                    $  250                 $  571
                                                              ======                 ======


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

                                               Required                  Actual                     Actual
                                                 OTS                 First Financial                 Port
                                                Ratio                     Ratio                     Ratio
                                               ---------             ----------------              --------
Tangible capital                                1.50%                    5.45%                       7.82%
Core leverage capital                           3.00                     5.86                        7.82
Risk-based capital                              8.00                    13.14                       14.92

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

NOTE G - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                    For The
                                                                                Six Months Ended
                                                                                    June 30,
                                                                              --------------------
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


   Consolidated
   Statement Of                          Balance               From                  Other               Balance
Financial Condition                    December 31,          NorthLand             Increases             June 30,
  Classification                           1993             Acquisition           (Decreases)              1994
- -------------------                    ------------         -----------           -----------          --------
                                                 (In thousands)

Cash and cash equivalents              $  110,882             $  4,593            $ (21,156)           $   94,319
Securities available for
 sale:
  Investment securities                    84,487                   --              (77,845)                6,642
  Mortgage-related
   securities                             178,362                   --               47,710               226,072
Securities held to
 maturity:
  Investment securities                   143,568                4,785              (17,251)              131,102
  Mortgage-related
   securities                           1,147,891               16,742              127,682             1,292,315
Loans receivable, in-
   cluding loans held
  for sale                              2,922,504               96,748               43,726             3,062,978
Office properties                          50,120                2,387               (3,075)               49,432
Intangible assets                          31,392                  699               (2,688)               29,403
Deposits                                4,050,520              114,297              (49,738)            4,115,079
Borrowings                                438,598                  750              117,028               556,376
Advance payments by
   borrowers for taxes
   and insurance                           13,805                  462               30,139                44,406
Stockholders' equity                      234,685               11,401               12,300               258,386

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

                                                         June 30,            December 31,          Increase
                                                          1994                   1993             (Decrease)
                                                      -------------          ------------         ----------
                                                                  (In thousands)
Real estate loans:
    One- to four-family                                $1,840,480              $1,797,990         $  42,490
    Multi-family                                          188,818                 188,558               260
    Commercial and non-residential                        110,506                  94,789            15,717
                                                       ----------              ----------         ---------
       Total real estate loans                          2,139,804               2,081,337            58,467

Other loans:
    Consumer                                              225,034                 153,574            71,460
    Home equity                                           212,342                 193,291            19,051
    Credit cards                                          187,630                 209,414           (21,784)
    Education                                             174,862                 167,385             7,477
    Manufactured housing                                  158,993                 165,017            (6,024)
    Business                                               20,750                     111            20,639

Less net items to loans receivable                        (56,437)                (47,625)           (8,812)
                                                       ----------              ----------         ---------

Total loans (including loans held
    for sale)                                           3,062,978               2,922,504           140,474

MBSs                                                    1,518,387               1,326,253           192,134
                                                      -----------            ------------         ---------

Total loans and MBSs                                   $4,581,365              $4,248,757         $ 332,608
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

          During the second quarter of 1994, all private-issue adjustable rate MBSs with an ownership position junior to a more senior position (having a carrying value of approximately $205.5 million) were transferred to the available-for-sale portfolio due to deterioration in credit risk or other factors. At June 30, 1994, such junior position private-issue MBSs held in the available-for-sale portfolio had an aggregate carrying $157.5 million with a fair value of $151.3 million. See "Non-Accrual MBSs".


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

                                                                June 30,            December 31,
                                                                  1994                  1993
                                                               ----------           ------------
                                                                        (In thousands)
Loans Delinquent 30-59 Days
  Student loans                                                   $ 4,671               $ 4,014
  Residential real estate loans                                     5,955                 5,844
  Manufactured housing loans                                        2,401                 2,999
  Credit card loans                                                 2,056                 1,988
  Commercial real estate loans                                        988                 3,798
  Commercial business                                                 465                    --
  Consumer and home equity                                            502                   479
                                                                  -------               -------
                                                                  $17,038               $19,122
                                                                  =======               =======
Loans Delinquent 60-90 Days
  Student loans                                                   $ 4,410               $ 4,159
  Residential real estate loans                                     1,075                 1,111
  Manufactured housing loans                                          897                 1,035
  Credit card loans                                                   844                   904
  Commercial real estate loans                                        289                   707
  Commercial business                                                  --                    --
  Consumer and home equity                                            124                   128
                                                                  -------               -------
                                                                  $ 7,639               $ 8,044
                                                                  =======               =======

Total Loans Delinquent 30-90 Days
  Student loans                                                   $ 9,081               $ 8,173
  Residential real estate loans                                     7,030                 6,955
  Manufactured housing loans                                        3,298                 4,034
  Credit card loans                                                 2,900                 2,892
  Commercial real estate loans                                      1,277                 4,505
  Commercial business                                                 465                    --
  Consumer and home equity                                            626                   607
                                                                  -------               -------
                                                                  $24,677               $27,166
                                                                  =======               =======


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

Non-Accrual Loans:

        The Corporation places loans into a non-accrual status when loans are contractually delinquent more than 90 days. If appropriate, loans may be placed into non-accrual status prior to becoming 90 days delinquent based upon management's analysis. Non-accrual loans are summarized, for the dates indicated, on the following page:


                                                         June 30,                  December 31,
                                                           1994                        1993
                                                        ----------                 --------
                                                                    (In thousands)

One- to four-family residential                            $ 5,357                   $ 5,005
Multi-family residential                                        60                       139
Commercial and other real estate                               729                        --
Manufactured housing                                           900                     1,063
Credit cards                                                 1,834                     1,836
Commercial business                                            536                        --
Consumer and other                                             333                       197
                                                           -------                   -------
                                                           $ 9,749                   $ 8,240
                                                           =======                   =======


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

        The Corporation has restated its December 31, 1993 balance sheet to reflect a correction of an error relating to the misclassification of certain of its mortgage-backed securities ("MBSs"). Subsequent to the filing of the Annual Report on Form 10-K, management began investigating two delinquent MBSs serviced by a California institution under the control of the RTC. In the second quarter of 1994, the investigation showed that the Corporation held approximately $184.0 million of subordinated MBSs in its portfolio (in addition to the two delinquent
MBSs), and questions were raised as to how such mezzanine securities were purchased under the Corporation's existing investment policy which requires the purchase of senior tranche securities only. It was determined that investment officers in 1991 and 1992 mistakenly interpreted the policy to permit the purchase of mezzanine securities, which consisted of "a" senior tranche but not "the" senior tranche. Since the inherent risk of ownership of the subordinated securities could affect management's intent and/or ability to hold such securities, it was determined that the classification held-tomaturity was in error at December 31, 1993. All financial data contained herein has been restated to reflect this reclassification as of December 31, 1993 which results in treating these securities as available-for-sale upon the adoption of SFAS No. 115.

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

        A summary of activity in the allowances for loan losses, for the three months and six months ended June 30, 1994 and 1993, follows:

                                                               Three Months Ended              Six Months Ended
                                                                    June 30,                        June 30,
                                                               ------------------             ------------------
                                                               1994           1993            1994            1993
                                                             --------       --------        --------        ------
                                                                  (In thousands)

Allowances at beginning of period                            $23,963        $22,622         $23,266         $17,067
From acquired banks                                               --             --             816           4,885
Provisions                                                     1,836          2,800           3,216           5,644
Charge-offs                                                   (2,254)        (2,974)         (4,418)         (5,465)
Recoveries                                                       231            546             896             863
                                                             -------        -------         -------         -------
Allowances at end of period                                  $23,776        $22,994         $23,776         $22,994
                                                             =======        =======         =======         =======

        A discussion of loan loss provisions and charge-offs is presented in "Management's Discussion and Analysis-Comparison of the Unaudited Consolidated Statements of Income for the Three Months and the Six Months Ended June 30, 1994 and 1993." An analysis of allowances, by loan category and percent of loans in each category to total loans receivable, at the dates indicated, follows:

                                                June 30, 1994                             December 31, 1993
                                         ----------------------------------     -----------------------------------
                                                            As Percentage                            As Percentage
                                         Allowance          Of Total Loans        Allowance          Of Total Loans
                                          Amount             In Category           Amount             In Category
                                         ----------         ---------------     -------------       ---------------
                                                                    (Dollars in thousands)

Credit cards                             $ 6,367                  3.19%           $ 6,502                   3.10%
Residential real estate                    5,808                   .29              5,877                    .30
Manufactured housing                       4,935                  3.04              4,668                   2.83
Commercial and non-resi-
    dential real estate                    3,386                  3.30              4,010                   4.23
Consumer                                   2,143                  1.11              1,728                   1.12
Home equity                                  456                   .23                429                    .22
Commercial business                          629                  3.04                 --                     --
Education                                     52                   .03                 52                    .03
                                         -------                                  -------
                                         $23,776                   .78%           $23,266                    .80%
                                         =======                 =====            =======                  =====


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

Foreclosed Properties and Repossessed Assets:

        Foreclosed properties and other repossessed assets are summarized, for the dates indicated, as follows:

                                                                      June 30,              December 31,
                                                                       1994                     1993
                                                                    -----------             --------
                                                                              (In thousands)
Foreclosed real estate properties                                      $ 6,671                  $ 8,040
Manufactured housing owned                                                 192                      115
Consumer and other repossessed assets                                       31                       48
                                                                       -------                  -------
                                                                         6,894                    8,203
Less allowances for losses                                              (1,331)                  (1,386)
                                                                       -------                  -------
                                                                       $ 5,563                  $ 6,817
                                                                       =======                  =======

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

                                                 Three Months Ended            Six Months Ended
                                                       June 30,                     June 30,
                                                  1994           1993         1994           1993
                                                ----------------------        --------------------
                                                                   (In thousands)

Allowances at beginning
 of period                                      $1,386          $1,514      $1,386         $  552
Provisions                                         100             834         325          1,971
Charge-offs                                       (155)         (1,237)       (380)        (1,412)
                                                ------          ------      ------         ------
Allowances at end of
 period                                         $1,331          $1,111      $1,331         $1,111
                                                ======          ======      ======         ======

         A list of the larger commercial real estate properties (having a carrying amount of $500,000 or greater) included in foreclosed properties, for the dates indicated, is presented below. These properties are carried at the lower of cost or fair value.

                                                                       Carrying Value At
                                                               ----------------------------------
Property                                                         June 30,            December 31,
  Type                 Property Location                           1994                  1993
- --------               -----------------                       ------------          ------------
                                                                         (In thousands)

Office                 Madison, Wisconsin                        $    --                 $ 1,500
Retail                 Milwaukee, Wisconsin                        1,089                   1,089
Office                 Phoenix, Arizona                               --                     700


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

        Classified assets, including non-performing assets, for the Banks, categorized by type of asset are set forth in the following table:


                                                                 June 30,             December 31,
                                                                   1994                    1993
                                                               -----------              --------
                                                                          (In thousands)
Classified assets:
   Non-performing assets:
     Non-accrual loans                                            $ 9,749                 $ 8,240
     Non-accrual MBSs                                              15,449                      --
     Foreclosed properties and other
        repossessed assets                                          5,563                   6,817
                                                                  -------                 -------
          Total Non-Performing Assets                              30,761                  15,057

   Add back general valuation allowances net-
     ted against foreclosed properties above                        1,331                   1,386
   Adjustment for non-performing residential
     loans not classified due to low
     loan-to-appraisal value                                         (941)                   (707)
   Additional classified performing loans:
     Residential real estate                                        3,083                   1,919
     Commercial real estate                                         8,616                   9,747
     Consumer and other                                               659                     241
   Other adversely classified assets                                  406                     757
                                                                  -------                 -------
          Total Classified Assets                                 $43,915                 $28,400
                                                                  =======                 =======


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


                                                                      Loan Amount Classified
                                                              -----------------------------------------
Property Type Of           Property                             June 30,                   December 31,
Loan Collateral            Location                               1994                         1993
- ----------------          ----------                          ------------                 ------------
                                                                            (In thousands)
Office/Land               Sheboygan, Wisconsin                $ 3,652                        $3,670
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

Loan Originations:

          A comparison of loan originations for the first six months of 1994 and 1993, including loans originated for sale (but excluding MBSs), is set forth below:

                                                               Six Months Ended June 30,
                                                -------------------------------------------------------
                                                  1994              Percent        1993         Percent
                                                --------            -------      --------       -------
                                                                    (Dollars in thousands)
Loan Type
- ----------
 Mortgage:
   One- to four-family                          $  364,635           61.9%       $404,668          57.5%
   Multi-family                                     32,604            5.5          47,096           6.7
   Commercial/non-residential                       24,633            4.2           5,930           0.8
   Refinanced one- to four-
     family loans previously
     sold and serviced for others                       52             --         156,044          22.2
                                                ----------          -----        --------         -----
                                                   421,924           71.6         613,738          87.2

 Consumer                                          120,133           20.4          55,270           7.8
 Student                                            16,785            2.8          10,314           1.5
 Home equity-net                                    19,051            3.2          15,740           2.2
 Manufactured housing                                9,195            1.6           8,979           1.3
 Commercial business                                 1,846             .3
 Refinanced manufactured
  housing loans previously
  sold and serviced for others                         475             .1              --            --
 Credit cards-net                                       --             --              --            --
                                                ----------          -----        --------         -----
     Total loans originated                        589,409          100.0%        704,041         100.0%
                                                                    =====                         =====

 Decrease (increase) in undis-
      bursed loan proceeds                          (9,853)                         3,614
                                                ----------                       --------
     Total loans disbursed                      $  579,556                       $707,655
                                                ==========                       ========


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

        The table on page 21 sets forth the combined estimated maturity/repricing structure of the Corporation's consolidated interest-earning assets (including net items) and interestcosting liabilities at June 30, 1994. Assumptions regarding prepayment and withdrawal rates are based upon the Banks' historical experience, and management believes such assumptions are reasonable. The table does not necessarily indicate the impact of general interest rate movements on the Banks' net interest income because repricing of certain categories of assets and liabilities through, for example, prepayments of loans and withdrawals of deposits, is beyond the Banks' control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the data in the table.

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

FIRST FINANCIAL CORPORATION CONSOLIDATED GAP ANALYSIS AT JUNE 30, 1994

                                                                Greater         Greater          Greater
                                                               Than One        Than Three       Than Five
                                                Under           Through         Through          Through
                                              One Year        Three Years      Five Years       Ten Years
                                             ----------       -----------      -----------      ----------
                                                         (Dollars in thousands)

Rate-sensitive assets:
   Investments and interest-
     earning deposits (a)(b)                 $   83,828       $   63,934       $      760       $      505
   Mortgage-related securities (b)            1,435,078           55,908           20,380            5,285
   Mortgage loans (c)(d):
     Fixed-rate                                 203,453          335,759          262,848          447,467
     Adjustable-rate                            418,449          242,755            2,742               --
   Other loans                                  664,961          153,127           68,728           51,794
                                             ----------       ----------       ----------       ----------
                                              2,805,769          851,483          355,458          505,051
Rate-sensitive liabilities:
   Deposits (e)(f)                            2,239,195        1,157,483          355,694          232,651
   Borrowings (g)                               444,095           48,688            1,849           59,513
                                             ----------       ----------       ----------       ----------
                                              2,683,290        1,206,171          357,543          292,164
                                             ----------       ----------       ----------       ----------

GAP (repricing difference)                   $  122,479       $ (354,688)      $   (2,085)      $  212,887
                                             ==========       ==========       ==========       ==========

Cumulative GAP                               $  122,479       $ (232,209)      $ (234,294)      $  (21,407)
                                             ==========       ==========       ==========       ==========

Cumulative GAP/Total assets                        2.45%           (4.64)%          (4.68)%          (0.43)%
                                             ==========       ==========       ==========       ==========

TABLE CONTINUED

                                              Greater
                                              Than Ten     Greater
                                              Through       Than
                                              20 Years     20 Years         Total
                                             ----------    --------       -------
                                                   (Dollars in thousands)
Rate-sensitive assets:
   Investments and interest-
     earning deposits (a)(b)                 $ 32,876      $     --       $  181,903
   Mortgage-related securities (b)              1,736            --        1,518,387
   Mortgage loans (c)(d):
     Fixed-rate                               198,061         2,667        1,450,255
     Adjustable-rate                               --            --          663,946
   Other loans                                 10,167            --          948,777
                                             --------      --------       ----------
                                              242,840         2,667        4,763,268
Rate-sensitive liabilities:
   Deposits (e)(f)                            126,132        44,795        4,155,950
   Borrowings (g)                                  --         2,231          556,376
                                             --------      --------       ----------
                                              126,132        47,026        4,712,326
                                             --------      --------       ----------

GAP (repricing difference)                   $116,708      $(44,359)      $   50,942
                                             ========      ========       ==========

Cumulative GAP                               $ 95,301      $ 50,942
                                             ========      ========

Cumulative GAP/Total assets                      1.90%         1.02%
                                             ========      ========

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

                               COMPARISON OF THE
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 1994 AND 1993


Selected Income Statement Information:

         Net income of $7.5 million and $19.8 million for the three months and six months, respectively, ended June 30, 1994 was down from the $11.2 million and $20.7 million reported for the same periods in 1993. The primary reason for the 1994 decline in net income relates to the $9.0 million unrealized loss on the impairment of MBSs (see NonAccrual MBSs). The annualized return on average assets decreased to 0.61% and 0.80% for the three months and six months ended June 30, 1994, respectively, as compared to 0.98% and 0.92%, respectively, for the same periods in 1993. The annualized returns on average equity decreased to 11.73% and 15.60% for the quarter and the six months ended June 30, 1994 as compared to 21.52% and 20.39%, respectively, for the same periods in 1993. Primary earnings per share decreased to $0.30 and $0.78 per share for the three months and six months ended June 30, 1994, respectively, as compared to $0.47 and $0.87 per share, respectively, for the similar time frames in 1993.


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


                                            For the             For the
                                      Three Months Ended     Six Months Ended             At
                                            June 30,            June 30,               June 30,
                                      -------------------    -----------------      ---------------
                                        1994        1993     1994         1993      1994       1993
                                        ----        ----     ----         -----     ----       ----
Weighted average yield on
   interest-earning assets             7.36%       7.80%       7.33%     7.87%       7.33%      7.74%

Weighted average rate paid
   on deposit accounts and
   borrowings                          4.06        4.40        4.08      4.58        4.11       4.39
                                      -----       -----       -----     -----       -----      -----

Interest spread                        3.30%       3.40%       3.25%     3.29%       3.22%      3.35%
                                      =====       =====       =====     =====       =====      =====

Net interest margin (net
   interest income divided
   by earning assets)                  3.39%       3.49%       3.34%     3.40%       3.29%      3.43%
                                      =====       =====       =====     =====       =====      =====

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


                                            For the Three Months                       For the Six Months
                                                Ended June 30,                             Ended June 30,
                                         -------------------------               ----------------------------
                                             1994                1993                1994               1993
                                         ------------        -----------         ------------        ------------
                                            Net                  Net                 Net                 Net
                                         Charge-offs         Charge-offs         Charge-offs         Charge-offs
                                         (Recoveries)        (Recoveries)        (Recoveries)        (Recoveries)
                                         ------------        -----------         ------------        ------------
Loan Type                                                         (Dollars in thousands)
- -----------
Credit cards                                $
              $1,219              $3,135               $2,455
Manufactured housing                           209                 746                 578                1,421
Residential real estate                         66                 180                (275)                 337
Consumer and other                              40                (162)                 84                  (56)
Commercial real estate                          --                 445                  --                  445
Commercial business                             --                  --                  --                   --
                                            ------              ------              ------               ------
                                            $2,023              $2,428              $3,522               $4,602
                                            ======              ======              ======               ======

Net charge-offs as a
  percent of average loans
  outstanding (annualized)                     .26%                .36%                .23%                 .35%
                                            ======              ======              ======               ======


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

        Non-interest income decreased $8.0 million during the first six months of 1994 as compared to 1993 for principally the same reasons noted above with the primary decrease again relating to the MBS impairment loss. Increases of $300,000 in deposit account service fees, $300,000 in insurance and brokerage sales commissions and $1.5 million in gains on sales of available-for-sale securities were offset by a $1.1 million decrease on sales of loans held for sale and a $600,000 decrease in service fees on loans sold as a result of a lower average servicing spread and the reclassification of certain guaranty fees against interest income in 1994. Other income increased $600,000 for the first half of 1994, as compared to 1993, due to a $400,000 gain realized on the sale of finance company receivables of NorthLand during the first quarter of 1994.

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


Income Taxes:

        Income tax expense decreased $1.8 million and increased $100,000 for the second quarter and first six months of 1994, respectively, as compared to the same periods in 1993 primarily due to the impact of the $9.0 million MBS impairment loss reserve (see "NonAccrual MBSs"). The effective income tax rate, as a percent of pre-tax income, increased slightly from 36.29% for the second quarter of 1993 to 37.83% in 1994 and from 36.68% for the first half of 1993 to 37.93% for the same period in 1994. The increase in the effective income tax rate relates to 1993 legislation increasing the federal tax rate from 34% to 35% for taxable income in excess of $10.0 million, and other factors.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           FIRST FINANCIAL CORPORATION



Date: January 26, 1995                         \s\ Thomas H. Neuschaefer
                                                --------------------------
                                                   Thomas H. Neuschaefer
                                            Vice President, Treasurer and Chief
                                                   Financial Officer