Form 10-K
period 1994-12-31
FIRST FINANCIAL CORP /WI/
filed 1995-03-28
CIK 735553

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        For the fiscal year ended December 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition report from ___________________ to __________

                         Commission File Number 0-11889


                          FIRST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


         Wisconsin                                               39-1471963
_____________________________                                ___________________
(State of other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                                1305 Main Street
                         Stevens Point, Wisconsin 54481
                    _________________________________________
                     (Address of principal executive office)

       Registrant's telephone number, including area code (715) 341-0400

   Securities registered pursuant to Section 12(b) of the Act Not Applicable

            Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $1.00 per share
                    ________________________________________
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

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           Based upon the closing price of the registrant's common stock as of March 24, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant is: $397,515,101.

           As of March 24, 1995, 29,224,165 shares of the registrant's common stock were outstanding.

                      Documents Incorporated by Reference.

Part II:
           Portions of First Financial Corporation's 1994 Annual Report to Shareholders.

Part III:
           Portions of definitive proxy statement for the 1995 Annual Meeting of Shareholders.

                                     PART I
ITEM 1.  BUSINESS

FIRST FINANCIAL CORPORATION

         First Financial Corporation ("FFC"), which was formed in 1984, conducts business as a unitary savings and loan holding company. As a Wisconsin corporation, FFC is authorized to engage in any activity permitted by the Wisconsin Business Corporation Law.

         The principal asset of FFC is all of the outstanding stock of First Financial Bank, FSB, ("FF Bank" or the "Bank"). The business of FFC is the business of the Bank. Other activities of FFC could be funded by dividends paid by the Bank, borrowings or the issuance of additional shares of capital stock. FFC is headquartered at 1305 Main Street, Stevens Point, Wisconsin, 54481, telephone number is (715) 341-0400.


FIRST FINANCIAL BANK, F.S.B.

         FF Bank is a federally-chartered, stock savings institution whose deposits are insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"). As of February 28, 1995 business is conducted in both Wisconsin and Illinois through 130 full-service branch offices and one limited loan origination office. Based on total assets of $5.1 billion at December 31, 1994, FF Bank is the largest thrift institution headquartered in Wisconsin. The principal mortgage lending area of FF Bank is Wisconsin and Illinois. In addition to real estate loans, FF Bank originates a significant volume of consumer loans, credit card loans and student loans. FF Bank has a limited volume of commercial business lending arising from a 1994 business combination. Consumer, home equity and student lending activities are principally conducted in Wisconsin and Illinois, while the credit card base and resulting loans are principally centered in the Midwest. Nearly all long-term fixed-rate real estate mortgage loans generated are sold in the secondary market and to other financial institutions with FF Bank retaining the servicing of those loans. FF Bank offers brokerage services and also operates a full-line independent insurance agency and a real estate appraisal company.

         FF Bank has grown significantly through mergers and acquisitions since its stock conversion in 1980, when FF Bank had total assets of $244 million and 14 branch offices in central Wisconsin. In 1984, FF Bank and First State Savings of Wisconsin ("First State"), concurrently with First State's stock conversion, combined to form FFC, which operated as a multiple savings and loan holding company from 1984 until late 1985 when FFC acquired First Savings Association of Wisconsin ("First Savings"). At that time, all three institutions were merged together. In 1988, FF Bank acquired National Savings and Loan Association ("National") of Milwaukee, Wisconsin through a merger conversion. By the end of 1988, FF Bank's total assets had grown to $2.3 billion and FF Bank operated 63 full-service banking offices throughout Wisconsin.

         Beginning in 1990, FF Bank expanded into the southern Illinois (suburban St. Louis) and Peoria, Illinois markets by acquiring Illini Federal Savings and Loan Association of Fairview Heights ("Illini") in a voluntary supervisory merger conversion and by purchasing the deposits and nine branch banking offices of two former Peoria thrifts from the Resolution Trust Corporation ("RTC"). Also during 1990, FF Bank acquired two western-Wisconsin area branch banking offices from the RTC. During 1992, FF Bank acquired ten additional branch banking offices in the Peoria market, including eight from LaSalle Talman Bank, FSB ("Talman"), and two from the RTC. In 1993, FF Bank acquired Westinghouse Federal Bank, FSB d/b/a United Federal Bank ("United") of Galesburg, Illinois and also purchased the deposits and the four Quincy,
Illinois-area   branch  banking   offices  of  Citizens   Federal  Bank,  a  FSB
("Citizens").

         In 1994, FFC and FF Bank acquired NorthLand Bank of Wisconsin, SSB ("NorthLand") of Ashland, Wisconsin through an exchange of stock. Also, in 1994 FFC merged First Financial - Port Savings Bank, FSB ("Port") of Port Washington, Wisconsin, which had been acquired by FFC in 1989 and had operated under a separate charter since that time, into FF Bank.

         While pursuing its strategy of expansion by acquisition in Wisconsin and Illinois, management of FF Bank has also curtailed certain lending activities outside of the Midwest in recent years. In 1988, FF Bank liquidated the West Coast mortgage banking operation which FF Bank had acquired as part of the acquisition of First Savings. This operation had incurred continuing operating losses. Also in 1988, FF Bank sold a portion of its credit card loan portfolio, consisting of loans concentrated in California, Texas, and the Northeastern states. FF Bank's credit card lending activities are now focused primarily on Wisconsin, Illinois and other Midwestern states. During 1989, FF Bank also curtailed manufactured housing lending outside of the Midwest. In 1994, FF Bank exited the manufactured housing lending business altogether due to competitive practices in the marketplace.

         FF Bank is a member of the Federal Home Loan ("FHL") Bank System. FF Bank is subject to comprehensive examination, supervision and regulation by the Office of Thrift Supervision (the "OTS") and the FDIC, and is also regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as to reserves required to be maintained against deposits and certain other matters. See "Regulation".


RECENT DEVELOPMENT

         On February 28, 1995, FFC acquired FirstRock Bancorp, Inc. ("FirstRock") of Rockford, Illinois through a merger of FirstRock and a subsidiary of FFC formed to facilitate the acquisition. Approximately 4,366,000 shares of FFC common stock were issued for FirstRock shareholders based upon an exchange ratio of 1.7893 shares of FFC common stock for each outstanding share of FirstRock common stock. Upon closing, FirstRock's only subsidiary, First Federal Savings Bank, FSB ("First Federal") was merged into FF Bank with First Federal's six offices now operating as branch banking offices of FF Bank. The transaction has been accounted for as a pooling-of-interests. As of December 31, 1994, FirstRock had total assets and shareholders' equity of $398.1 million and $49.4 million, respectively.

FINANCIAL RATIOS

                                                Year Ended December 31,
                                            -----------------------------
                                        1994               1993          1992*
                                        ----               ----          -----
Return on average assets                 .97%               .98%          .79%
Return on average equity               18.59              21.23         15.78
Average equity to average assets        5.22               4.62          4.99
Dividend payout ratio                  20.94              18.62         17.93
Net interest margin:
      During the period                 3.43               3.41          3.35
      At end of period                  3.34               3.36          3.32

*     Ratios for 1992 are based upon net income from continuing operations.


MARKET AREA AND COMPETITION

         At December 31, 1994, FF Bank conducted business from 124 full-service branch banking offices located in 59 Wisconsin and 35 Illinois communities. The offices are located throughout most of Wisconsin and much of downstate Illinois, including the Peoria and suburban St. Louis areas. These offices include 27 locations in the Milwaukee Metropolitan Statistical Area ("MSA"), the largest in Wisconsin, and 29 locations in the Peoria and St. Louis MSAs, Illinois' largest outside of Chicago.

         The counties in Wisconsin and Illinois in which FF Bank has offices had a total population of 5.0 million in 1990. Between 1980 and 1990, the population of this area increased 1.4%, compared to 1.2% for the two-state area. The median household income in these counties was $30,449 according to the 1990 Census, compared to $31,402 for the two- state area. It increased 63.2% between 1980 and 1990. This area, in both states, contains a diversity of major urban and suburban areas, smaller less-urbanized communities and predominantly rural areas. Some of the larger companies headquartered in FF Bank's market include Briggs & Stratton, A.O. Smith, General Electric Medical Systems, Allen Bradley, Miller Brewing, Johnson Controls and Caterpillar.

         FF Bank also does business outside of Wisconsin and Illinois. At December 31, 1994, outstanding credit card accounts of FF Bank were distributed approximately 46% to Wisconsin residents, 12% to Illinois, 4% to Texas, 3% to California, 3% to Michigan, 2% to New York, 2% to Ohio and 28% to other states. Consumer and student loans are made principally to Wisconsin, Illinois and other Midwestern residents.

         FF Bank is subject to competition from other savings institutions as well as commercial banks and credit unions in both attracting and retaining deposits and in real estate and other lending activities. Competition for deposits also comes from money market funds, bond funds, corporate debt and government securities. Competition for the origination of real estate loans comes principally from other savings institutions, commercial banks and mortgage banking companies. Consumer loan competition comes principally from other savings institutions, commercial banks, automobile manufacturers and their financing subsidiaries, consumer finance companies and credit unions.

         The principal methods used by competing financial institutions to attract deposit accounts include rates of return, types of accounts, convenience of office locations, and other services. The primary factors in competing for loans are interest rates, loan fee charges, and timing and quality of service to the borrower.

                   SELECTED HISTORICAL FINANCIAL INFORMATION

The  following  tables  present  selected  historical   consolidated   financial
information of FFC.

                                                                                  December 31,
                                                         1994 (e)      1993(f)(i)    1992(g)       1991         1990 (h)
                                                        ----------     ----------  ----------   ----------     ---------
                                                                            (Dollars in thousands)
Financial Condition and Other Data
Total assets........................................... $5,103,706    $4,773,783   $3,908,286   $3,220,002    $3,142,293
Investments (a)........................................    160,089       275,696      163,800      104,022       186,139
Loans receivable and mortgage-related securities.......  4,674,586     4,247,447    3,457,466    2,847,175     2,685,162
Loans held for sale-net................................      6,078        73,919       54,840       38,061        53,103
Intangible assets......................................     26,726        31,392       23,278       20,388        23,178
Deposits...............................................  4,064,166     4,050,520    3,206,112    2,935,645     2,883,214
Borrowings.............................................    682,063       438,598      461,948       77,243        60,351
Shareholders' equity (substantially restricted)(b).....    277,955       233,835      194,095      164,535       149,576
Number of full-service offices.........................        124           117           94           86            86

                                                                             Year Ended December 31,
                                                           1994 (e)     1993 (f)     1992 (g)      1991        1990 (h)
                                                          ----------   ----------   ----------   ---------    ---------
                                                                    (In thousands except per share amounts)
Operating Data
Interest income........................................ $  356,143    $  340,123   $  296,871   $  300,081    $  292,141
Interest expense.......................................   (192,530)      189,734      181,896      203,749       204,748
                                                          ---------     --------     --------     --------      --------
Net interest income....................................    163,613       150,389      114,975       96,332        87,393
Provision for losses on loans..........................     (6,540)      (10,219)     (13,851)     (18,333)      (16,044)
Unrealized loss on impairment of mortgage-related
securities............................................     (9,000)           --           --            --            --
Loan fees and servicing income.........................     14,111        14,112       12,961       15,143        15,884
Gain on sale of loans and securities...................      3,226         7,575        4,900        5,560         1,503
Other non-interest income..............................     17,464        16,034       14,348       13,628        13,996
Non-interest expense...................................   (106,740)     (105,804)     (88,711)     (81,395)      (76,840)
                                                          ---------     --------     --------     --------      --------
Income before income taxes and the cumulative effect
 of a change in accounting principle...................     76,134        72,087       44,622       30,935        25,892
Income taxes...........................................     27,809        26,872       16,190       12,409         9,870
                                                          ---------     --------     --------     --------      --------
Income before the cumulative effect of a change in
 accounting principle..................................     48,325        45,215       28,432       18,526        16,022
Cumulative effect of a change in accounting
   principle (c).......................................         --            --        5,600           --            --
                                                          ---------     --------     --------     --------      --------
Net income............................................. $   48,325    $   45,215   $   34,032   $   18,526    $   16,022
                                                          =========     ========     ========     ========      ========

Earnings per share (c):
  Primary:
    Income before the cumulative effect of a change in
      accounting principle (d) ........................ $     1.91    $     1.88   $     1.21   $      .80    $      .70
    Net income.........................................       1.91          1.88         1.45          .80           .70
  Fully diluted:
    Income before extraordinary items and the
      cumulative effect of a change in accounting
      principle (d).................................... $     1.91    $     1.86   $     1.19   $      .79    $      .70
    Net income.........................................       1.91          1.86         1.43          .79           .70

Cash dividends declared and paid per share (c)......... $      .40    $      .35   $      .22   $      .16    $      .16

(a)       Consists  of  federal  funds  sold,   interest-earning  deposits,  and
          investment securities.

(b)       See Note L to FFC's consolidated financial statements.

(c) Per share data have been adjusted to reflect A) a two-for-one stock split distributed in March 1993 and B) a two-for-one stock split distributed in April 1992. See Note A to FFC's consolidated financial statements.

(d) A $5.6 million credit was realized in 1992 from the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". See Note A to FFC's consolidated financial statements.

(e) In 1994, FFC completed the acquisition of NorthLand. The acquisition of NorthLand has been accounted for as a pooling-of-interests. Since NorthLand was not material to the balance sheet or operating results of FFC, balances for prior years have not been restated. However, 1994 amounts have been adjusted to reflect the acquisition as if it had occurred on January 1, 1994.

(f) In 1993, FF Bank acquired United and also purchased the deposits and the four Quincy, Illinois-area branch banking offices of Citizens. Each transaction has been accounted for as a purchase and the related results of operations have been included in FFC's consolidated financial statements since the respective dates of acquisition. See Note B to FFC's consolidated financial statements.

(g) During the first quarter of 1992, FF Bank completed the assumption of deposits and the purchase of branch facilities of ten Peoria, Illinois-area branches including eight from Talman and two from the RTC. Each of these transactions was accounted for as a purchase. See Note B to FFC's consolidated financial statements.

(h) FFC completed the acquisition of Illini on January 19, 1990 and, at various dates during 1990, the assumption of the deposits and purchase of certain assets of three former thrift institutions from the RTC. Each of these transactions has been accounted for as a purchase and the related results of operations have been included in FFC's consolidated financial statements since the respective dates of acquisition.

(i) 1993 data has been restated to reflect the transfer of certain securities to the available-for-sale portfolio as of the end of 1993. See Note D to FFC's consolidated financial statements.

Lending Activities, Including Mortgage-Related Securities

          General. FF Bank has traditionally concentrated on origination of conventional mortgage loans secured by first liens on one- to four-family residences. FF Bank also makes loans which are insured by the Federal Housing Authority ("FHA"), Farmers Home Administration ("FmHA"), and the Rural Economic Development Community ("REDC"), or partially guaranteed by the Veterans Administration ("VA") as well as home loans on behalf of or for immediate sale to the Wisconsin Department of Veterans Affairs ("WDVA"), the Wisconsin Housing and Economic Development Authority ("WHEDA") and the Illinois Housing and
Development Authority ("IHDA"). At December 31, 1994, FFC's total loan portfolio, including mortgage-related securities, amounted to $4.74 billion, including mortgage loans totaling $2.22 billion of which $1.91 billion, or 40.3% of the total loan portfolio, before net items, were loans secured by one- to four-family residences. In addition, FF Bank makes long-term, first mortgage real estate loans on multiple dwelling units and commercial properties, second mortgages and short-term construction loans. As a means of better matching maturities of its asset and liability products, FF Bank has also originated other types of high-yielding loan products which have either a short term to maturity or contain adjustable-rate features. These products include education loans, credit card loans, home equity loans and consumer loans. At December 31, 1994, these loans amounted to $1.06 billion, or 22.3%, before net items, of the total loan portfolio. Fixed-rate mortgage loans with terms up to 15 years and loans with adjustable interest rates are originated for FF Bank' own portfolio, while longer-term fixed-rate mortgage loans are originated for sale in the secondary market. The Federal Reserve Board is authorized to promulgate regulations limiting the maximum interest rate that may apply during the term of adjustable-rate mortgage loans originated by savings institutions such as FF Bank. Under the regulation adopted by the Federal Reserve Board, no specific interest rate limit is set, but lenders are required to impose interest rate caps on all adjustable-rate mortgage loans and all dwelling-secured consumer loans, including home equity loans, which provide for interest rate adjustments. The regulation is applicable to loans made after December 8, 1987.

FF Bank also periodically purchases mortgage-related securities as a lending alternative when excess liquidity is available. At December 31, 1994, these securities amounted to $1.46 billion, or 30.7% of the total loan portfolio, before net items. For further discussion of the mortgage-related securities portfolio, see "Mortgage-Related Securities" below as well as Notes A and D to FFC's consolidated financial statements, filed as an exhibit hereto.

          Loan Portfolio Composition. The following table sets forth information concerning the composition of FFC's total loan portfolio including loans held for sale and mortgage-related securities, on a consolidated basis, before net items, by type of loan. Total loans receivable, including net items but excluding loans held for sale and mortgage-related securities are set forth in Note E to FFC's consolidated financial statements. The data presented in this table include the accounts of FFC and FF Bank for all periods, and the balances of interest-sensitive assets and liabilities arising from the 1990, 1992, 1993 and 1994 acquisitions are included from the respective dates of the related transactions.

                                                                           December 31,
                                                    1994                      1993                       1992
                                           ---------------------      ----------------------     ----------------------
                                             Amount      Percent       Amount        Percent       Amount       Percent
                                           ---------    --------      ---------      -------     ----------     --------
                                                                      (Dollars in thousands)
Real estate mortgage loans:

 Conventional loans:
   One- to four-family.................    $1,878,202       39.7%     $1,766,519        41.1%     $1,230,914        34.5%
   Multi-family........................       191,807        4.0         183,619         4.3         155,798         4.4
   FHA and VA..........................        32,300         .7          36,410          .8          43,708         1.2
 Commercial and other real estate......       122,089        2.6          94,789         2.2         101,865         2.9
                                           ----------      -----      ----------       -----      ----------       -----
Total real estate mortgage loans.......     2,224,398       47.0       2,081,337        48.4       1,532,285        43.0
                                           ----------      -----      ----------       -----      ----------       -----
Other loans:

 Credit card loans.....................       200,747        4.2         209,414         4.9         178,436         5.0
 Home equity loans.....................       234,354        5.0         193,291         4.5         162,283         4.6
 Education loans.......................       190,457        4.0         167,385         3.9         163,261         4.6
 Manufactured housing loans............       152,674        3.2         165,017         3.8         133,195         3.7
 Consumer loans........................       259,885        5.5         153,574         3.6          89,028         2.5
 Other loans...........................        19,023         .4             111          --           3,298          .1
                                           ----------      -----      ----------       -----      ----------       -----
Total other loans......................     1,057,140       22.3         888,792        20.7         729,501        20.5
                                           ----------      -----      ----------       -----      ----------       -----
Total loans receivable before
   net items...........................     3,281,538       69.3       2,970,129        69.1       2,261,786        63.5

Mortgage-related securities............     1,455,301       30.7       1,324,943        30.9       1,301,589        36.5
                                           ----------      -----      ----------       -----      ----------       -----
Total loans receivable before
 net items and mortgage-
 related securities....................    $4,736,839      100.0%     $4,295,072       100.0%     $3,563,375       100.0%
                                           ==========      =====      ==========       =====      ==========       =====

================================================================================
TABLE CONTINUED FROM THE PREVIOUS PAGE

                                                              December 31,
                                                    1991                         1990
                                           ----------------------     ----------------------
                                            Amount        Percent       Amount      Percent
                                           -------       --------      -------     ---------
                                                          (Dollars in thousands)
Real estate mortgage loans:

 Conventional loans:
   One- to four-family.................    $1,084,541        37.0%    $1,245,965        44.7%
   Multi-family........................       133,965         4.6        133,485         4.8
   FHA and VA..........................        53,299         1.8         59,286         2.1
 Commercial and other real estate......       100,915         3.4        111,569         4.0
                                            ---------       -----     ----------       -----
Total real estate mortgage loans.......     1,372,720        46.8      1,550,305        55.6
                                           ----------       -----     ----------       -----
Other loans:

 Credit card loans.....................       160,712         5.5        152,320         5.5
 Home equity loans.....................       141,285         4.8        113,426         4.0
 Education loans.......................       158,664         5.4        144,054         5.2
 Manufactured housing loans............       140,384         4.8        155,466         5.6
 Consumer loans........................        64,578         2.2         99,514         3.6
 Other loans...........................         4,831          .1          5,166          .1
                                           ----------       -----     ----------       -----
Total other loans......................       670,454        22.8        669,946        24.0
                                           ----------       -----     ----------       -----
Total loans receivable before
   net items...........................     2,043,174        69.6      2,220,251        79.6

Mortgage-related securities............       893,733        30.4        569,085        20.4
                                           ----------       -----     ----------       -----
Total loans receivable before
 net items and mortgage-
 related securities....................    $2,936,907       100.0%    $2,789,336       100.0%
                                           ==========       =====     ==========       =====

       A summary of FFC's loan portfolio, before net items, including loans held for sale and mortgage-related securities is set forth below by adjustable-rate loans, short-term loans and fixed-rate loans.

                                               December 31, 1994            December 31, 1993           December 31, 1992
                                             ---------------------        ---------------------       -------------------
                                                             Percent                     Percent                    Percent
                                              Balance        Of Total      Balance       Of Total      Balance      Of Total
                                             ---------      ----------    ---------      --------     ---------     ---------
                                                                         (Dollars in thousands)
Adjustable-rate:
   Mortgage-related securities.............  $ 1,339,382                  $1,150,050                  $1,140,581
   Mortgage................................      786,702                     515,755                     498,118
   Home equity.............................      234,354                     193,291                     162,283
   Education...............................      190,457                     167,385                     163,261
   Consumer................................       14,346                       5,816                       1,741
   Other...................................       13,947                          --                          --
   Manufactured housing....................        4,125                       5,857                       7,111
                                             -----------                  ----------                  ----------
       Total adjustable-rate...............    2,583,313      54.5%        2,038,154       47.5%       1,973,095      55.4%

Short-term*:
   Credit card.............................     200,747                      209,414                     178,436
   Consumer................................      70,084                       55,414                      32,608
   Mortgage................................      34,168                      230,054                     158,351
   Mortgage-related securities.............      29,640                           --                          --
   Deposit account.........................       4,502                        4,158                       3,889
   Other...................................       3,014                           --                          --
   Manufactured housing....................       2,869                        1,443                       5,761
                                             ----------                   ----------                  ----------
       Total short-term....................     345,024        7.3           500,483       11.6          379,045      10.6
                                             ----------      -----        ----------      -----       ----------     -----
       Total adjustable-rate and
         short-term........................   2,928,337       61.8         2,538,637       59.1        2,352,140      66.0

Maturities greater than three years:
   Conventional mortgage...................   1,371,205                    1,299,057                     831,993
   Consumer................................     170,953                       88,187                      50,790
   Mortgage-related securities.............      86,279                      174,893                     161,008
   FHA/VA manufactured housing.............      85,384                       85,552                      39,170
   Manufactured housing....................      60,296                       72,165                      81,153
   FHA/VA mortgage.........................      32,323                       36,470                      43,823
   Other...................................       2,062                          111                       3,298
                                             ----------                   ----------                  ----------
       Total fixed-rate....................   1,808,502       38.2         1,756,435       40.9        1,211,235      34.0
                                             ----------      -----        ----------      -----       ----------     -----

       Total loan portfolio................  $4,736,839      100.0%       $4,295,072      100.0%      $3,563,375     100.0%
                                             ==========      =====        ==========      =====       ==========     =====

* Credit card and fixed-rate loans with remaining contractual life of three years or less.

       As of December 31, 1994, the total amount of loans held by FF Bank repricing or maturing after December 31, 1995 was $2.44 billion. Of these loans, $1.81 billion have fixed rates of interest and $624.9 million have terms of three years or less or adjustable interest rates.

       The following table sets forth, at December 31, 1994, the dollar amount of loans maturing in FF Bank's loan portfolios before net items, plus loans held for sale and mortgage-related securities, based on either their contractual terms to maturity or the remaining time before the loans can be repriced during the periods indicated.

                                                            1996 -      1998 -      2000 -      2005 -     After
                                                   1995       1997        1999        2004        2014       2014        Total
                                                  ------    -------     --------    -------     -------    -------      -------
                                                                            (In thousands)
Real estate mortgage loans....................  $  306,653  $283,629    $146,417    $458,493   $864,255    $ 98,043    $2,157,490
Construction mortgage loans...................       7,868    39,273      13,992       2,357      3,418                    66,908
Mortgage-related securities...................   1,339,365    29,640       1,711      26,989     38,932      18,664     1,455,301
Credit card and home equity
   loans......................................     412,499    22,602                                                      435,101
Other loans*..................................     230,867    69,234      83,736     175,671     57,300       5,231       622,039
                                                ----------  --------    --------    --------   --------    --------    ----------

       Total..................................  $2,297,252  $444,378    $245,856    $663,510   $963,905    $121,938    $4,736,839
                                                ==========  ========    ========    ========   ========    ========    ==========

* Includes consumer, manufactured housing, student loans and small business loans.

       One- to Four-Family First Mortgage Loans. The primary mortgage loan product of FF Bank is the single family home loan with some additional volume being secured by two- to four-family residential units. In addition to a conventional mortgage loan program, FF Bank has available various other programs including FHA-insured, VA-guaranteed, FmHA- guaranteed, and RECD-guaranteed,
Wisconsin and Illinois state agency and veterans programs and jumbo mortgage loans in excess of a specified balance. These mortgage loan products are originated using either a fixed rate, or an adjustable rate of interest indexed primarily to one-year U.S. Treasury securities yields, three-year Treasury securities yields or the national cost of funds index as published by the FHL Banks. Original terms to maturity vary from 15 years to 30 years. FF Bank currently holds in its portfolio loans for terms up to 15 years and generally sells fixed-rate mortgage loans having maturities greater than 15 years in the secondary mortgage market.

       Income-Producing Real Estate Property Loans. FF Bank, through its commercial mortgage real estate division, has sought to diversify its loan portfolio through the origination of loans on selected income-producing real estate properties which meet strict internal underwriting guidelines. FF Bank also periodically seeks to limit its overall exposure relative to such loans through the sale of participation interests and whole loans to other financial institutions. FF Bank provides servicing of these loans for participants (see "Loan Servicing").

       Among the projects financed by FF Bank are apartments, office buildings, retail centers, medical clinics, industrial buildings, elderly housing and other commercial real estate located primarily in Wisconsin, Illinois and other Midwestern states. FF Bank's commercial real estate division has emphasized multi-family mortgage loans in recent years. Multi-family and commercial real estate lending involves greater risks than does one- to four-family residential lending. The repayment of loans collateralized by income-producing real estate is dependent upon the successful operation of the related real estate property and also on the credit and net worth of the borrower and thus is subject to conditions in the real estate market, interest-rate levels and overall economic conditions. The underwriting process for such loans is structured to ascertain that each property has sufficient value and market appeal to provide adequate security for the loan and that the property will produce sufficient income to meet minimum debt service coverage ratios established by FF Bank, which vary depending upon the property type. All properties are also inspected, independently appraised in accordance with applicable regulatory standards, and reviewed by a qualified engineer. Loans on such properties are generally not permitted to exceed a loan-to-value ratio of 75%. Also, each borrower is reviewed as to management talent, integrity, experience and available financial resources. FF Bank generally requires the personal guarantee of the debt by all parties holding a major equity interest in the secured property when the owner/borrower is a business entity.

       Additionally, the portfolio of income-producing properties is reviewed on a continuing basis to identify any potential risk that exists for FF Bank through undue concentration of the portfolio in any one borrower, property type or geographic location. These and other underwriting standards are documented in written policy statements, which are periodically updated, and approved by FF Bank's Board of Directors.

       Lending terms for FF Bank's income-producing real estate property loans generally call for a maturity of three to fifteen years based upon an amortization schedule of fifteen to thirty years and an interest rate periodically adjustable based upon a cost of funds index.

       Borrowers may experience a cash flow from the property which is inadequate to service the debt. This cash flow shortage may result in the failure to make loan payments. Additionally, the repayment of loans secured by income-producing properties is dependent on the successful operation of the related real estate project and the financial strength of the borrower and thus is subject to adverse conditions in the real estate market or the economy in general.

       Construction Loans. Loans made by FF Bank to provide interim financing during the construction period for i) builder-owned residential properties and
ii) commercial properties are typically originated for periods of six to eighteen months. These loans are generally limited to 75% of the value of the property upon completion. Construction loans for properties intended to be owner-occupied are typically structured as adjustable-rate permanent loans and can be granted up to 95% of the value of the property upon completion. Construction loan funds are periodically disbursed as construction progresses. At any stage of construction, remaining undisbursed funds are in amounts estimated to be adequate for completion or sale of the property.

       Construction lending is generally considered to involve a higher level of risk than lending secured by existing properties because properties securing these loans are generally more speculative and more difficult to evaluate and monitor. FF Bank's risk of loss on construction or development loans is dependent upon the accuracy of the initial estimate of the property's value at completion of the project and the estimated cost of the project. If the estimate of construction or development costs proves to be inaccurate, FF Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, the lender may be confronted with a property having a value which is insufficient to assure full repayment of the construction loan upon securing a permanent mortgage loan. FF Bank had construction loans outstanding of $66.9 million at December 31, 1994, of which $55.6 million was collateralized by residential real estate.

       Manufactured Housing Loans. Through a series of dealer relationships in Wisconsin and other Midwestern states, FF Bank had indirectly originated manufactured housing loans until late 1994. The dealers closed the loans at their locations after forwarding all necessary documentation to FF Bank for underwriting, processing, and credit checks in order to receive approval to originate the loans for purchase by FF Bank. The loans were either conventional or originated under the FHA-insured or VA-guaranteed programs throughout the various states. The term of such loans was usually up to 15 years at fixed interest rates. During 1994, FF Bank ceased originating such loans due to adverse competitive practices in this market.

       Consumer and Other Loans. FF Bank offers a variety of lending products to meet the specific needs of consumers. These products include secured and unsecured installment loans with fixed repayments, student loans, credit card programs and home equity loans. Consumer loans are made directly to the customer and are secured by automobiles, recreational vehicles, first or second mortgages on real estate or deposit accounts. FF Bank provides financing on both new and used automobiles and recreational vehicles using different rates and terms to maturity to compensate for the difference in collateral value and credit risk. In addition to secured consumer loans, FF Bank extends unsecured loans to qualified borrowers based upon their financial statements and creditworthiness. The vast majority of the consumer loan originations are made within Wisconsin and Illinois through the extensive branch network of FF Bank.

       Several student loan programs are offered by FF Bank through three guarantor programs, with the majority being originated within Wisconsin. The various student lending programs meet a variety of borrower financial qualifications with varying rate structures. Additionally, FF Bank offers a consolidation loan plan whereby various student loans can be combined for the convenience and benefit of the borrower.

       FF Bank offers credit card programs to the general public and has also placed additional emphasis on issuing cards through organizations whose membership substantially meets qualifying criteria ("affinity programs"). Certain additional benefits can be linked to card usage under the affinity programs. These affinity programs are based on the Visa/Mastercard credit card programs which operate on a nationwide basis. In addition to the regular credit card products, FF Bank also operates the BasiCard program which offers the consumer a lower cost, no-frills charge card bearing an interest rate of 14.9% applied to all balances and advances.

       During the last decade FF Bank placed additional emphasis on its home equity loan program. The new emphasis was tied to federal income tax law changes which were brought about during 1986, causing consumers to look for a new vehicle through which to finance future needs on a tax-deductible basis. As a result of federal tax legislation adopted in 1987, however, interest on a home equity line of credit is deductible only up to $100,000 of principal. The primary home equity loan product calls for a floating interest rate which is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower's residence. A fixed-rate home-equity product is also offered. As an additional convenience to consumers, the home equity lines are generally tied to a Gold or a standard Mastercard credit card account whereby consumers can conveniently draw against their approved line through the use of their credit card. Fixed-rate non-revolving second mortgage loans are also offered.

       Business Loans. With the acquisition of NorthLand, FFC acquired a business loan portfolio of approximately $23 million. FF Bank, however, is primarily a retail lender and its strategy has been to consider business loans only to those customers who maintain acceptable deposit balances with FF Bank. As such, FF Bank does not aggressively market business loans and year-end loans outstanding approximated $19.0 million.

       Mortgage Related Securities. FF Bank purchases mortgage-related securities as a lending alternative when excess liquidity is available. Mortgage-related securities include government agency mortgage-backed securities, privately issued adjustable rate mortgage-backed securities and shorter-term or adjustable-rate government agency collateralized mortgage obligations. FF Bank reviews the geographic distribution of collateral when purchasing private issue mortgage-related securities and limits the portfolio concentration of underlying collateral located in certain states or metropolitan areas; however, FF Bank has not purchased any private issue mortgage-backed securities since 1992. With the exception of three non-agency securities, all securities in the non-agency mortgage-backed securities portfolio are, at a minimum, of investment grade quality. The three securities rated below investment grade, one of which continues to be performing, are discussed as part of "Non- Performing Assets" in Management's Discussion and Analysis, filed as an exhibit hereto. For a related discussion of the accounting for debt securities, including mortgage-related securities, see "Investment Securities". For further discussion of the mortgage-related securities portfolio, see i) "Mortgage-Related Securities" in Management's Discussion and Analysis and ii) Notes A and D to FFC's consolidated financial statements, each of which is filed as an exhibit hereto.

       Loan Originations, Purchases and Sales. FF Bank's loan originations come from a number of sources. Residential mortgage loan originations are attributable primarily to depositors, walk-in customers, referrals from real estate brokers and builders, out-of-state originators and direct solicitations. In addition, FF Bank also acquires refinanced residential mortgage loans which were previously originated by FF Bank, but sold to and serviced for other investors. Prior to acquisition, these loans are refinanced to a lower rate, as per the borrower's request. Commercial mortgage loan originations are obtained by direct solicitation and referrals. Prior to late 1994, VA-guaranteed, FHA-insured and conventional manufactured housing loans were obtained from approved dealers. Consumer loans are originated from walk-in customers, existing depositors and mortgagors and direct solicitations. Student loans are originated from solicitation of eligible students and from walk-in customers. FF Bank also periodically purchases student loan portfolios from other lenders.

       Real estate loans are originated by loan officers in FF Bank's offices. Relative to FF Bank's real estate loans, loans up to the FHLMC/FNMA upper limit authority (currently $203,150 for single-family mortgage loans) for one- to four-family residences are approved by an underwriter who is employed by FF Bank. Loans in excess of this amount up to $400,000 are approved by designated officers. Individual loans in excess of $400,000 up to $1,500,000, as well as loans to one borrower in excess of three loans or in the amount of $500,000, or greater, are approved by an officer loan committee. Loans in excess of $1,500,000 require approval of the Executive Committee of the Board of Directors of FF Bank, and loans in excess of $5,000,000 require approval of FF Bank's full Board of Directors. The majority of conventional home mortgage loans are written to comply with underwriting standards of FHLMC and/or FNMA to ensure that national standards are being met and that FF Bank's loans meet or exceed national secondary market requirements. All loans are centrally reviewed by an underwriting staff prior to final approval to ensure compliance with loan underwriting policies. With respect to the appraisal of properties, borrowers may use the appraisal subsidiary of FF Bank or outside appraisers preapproved by FF Bank's Board of Directors.

       In general, FF Bank may lend up to 100% of the appraised value of real property for residential purposes provided loans in excess of 80% have private mortgage insurance, a government guarantee, additional collateral or a combination thereof. In practice, most of FF Bank's mortgage loans are written in the range of 75% to 95% loan-to-value ratio.

       Real estate loans are secured by a first mortgage, subject primarily to title insurance or an attorney's title opinion in certain areas and are covered by fire and casualty insurance. When appropriate, flood insurance is also required. Related costs, together with private mortgage insurance as required, are paid by the borrower.

         FF Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on secured properties. Certain states may also impose liens with higher priorities than first mortgages on properties to recover funds used in such efforts. Although the foregoing environmental risks are more usually associated with industrial and commercial loans, environmental risks may be substantial for residential lenders, like FF Bank, since environmental contamination may render the secured property unsuitable for residential use. In addition, the value of residential properties may become substantially diminished by contamination of nearby properties. In accordance with the guidelines of FNMA and FHLMC, appraisals for single-family homes on which FF Bank lends include comments on environmental influences and conditions. FF Bank attempts to control its exposure to environmental risks with respect to loans secured by larger properties by monitoring available information on hazardous waste disposal sites and requiring environmental inspections of such properties prior to closing the loan. No assurance can be given, however, that the value of properties securing loans in FF Bank's portfolio will not be adversely affected by the presence of hazardous materials or that future changes in federal or state laws will not increase FF Bank's exposure to liability for environmental cleanup.

       The   following   table  shows  loan  and   mortgage-related   securities
originations, purchases, sales and repayment activities of FF Bank on a consolidated basis for 1994, 1993 and 1992.

                                                                              Year Ended December 31,
                                                                    ----------------------------------------------
                                                                       1994              1993                1992
                                                                    ----------        ----------          --------
                                                                              (In thousands)
Loans originated:
  Mortgage loans:
     One- to four-family.........................................   $  593,229         $1,045,795        $  598,477
     Multi-family................................................       50,917             85,719            54,643
     Commercial real estate......................................       53,102             10,712             6,821
     Refinanced residential mortgage loans
      previously sold and serviced for others....................           52            187,066           294,477
                                                                    ----------         ----------        ----------
                                                                       697,300          1,329,292           954,418
  Consumer loans.................................................      218,631            136,766            93,967
  Education loans................................................       51,828             31,885            30,115
  Home equity loans - net increase...............................       41,064             31,008            19,385
  Credit card loans - net increase...............................        5,124             30,978            17,724
  Manufactured housing loans.....................................       16,669             23,405            17,292
  Other loans....................................................        5,874                 --                --
  Refinanced manufactured housing loans pre-
    viously sold and serviced for others.........................          475             36,953                --
  Decrease (increase) in undisbursed
   loan proceeds.................................................      (12,538)             8,142               322
                                                                    ----------         ----------        ----------
           Total loans originated................................    1,024,427          1,628,429         1,133,223
Mortgage-related securities purchased............................      588,352            240,640           696,206
                                                                    ----------         ----------        ----------

           Total originations and purchases......................    1,612,779          1,869,069         1,829,429
                                                                    ----------         ----------        ----------

Add (deduct):
  Loans and mortgage-related securities
   from acquisitions (before net items)..........................      114,462            540,474               146

  Market valuation adjustment:
   available-for-sale mortgage-related
   securities....................................................      (10,224)             1,669                --

  Unrealized loss on impairment of
   mortgage-related securities...................................       (9,000)                --                --

  Loan repayments and sales:
     Repayments of loans and mortgage-
      related securities.........................................     (795,706)          (949,794)         (711,259)
  Sales of one- to four-family real
   estate loans..................................................     (253,104)          (614,664)         (481,586)
  Sales of multi-family and
   commercial real estate loans..................................      (25,741)           (25,621)           (9,128)
  Sales of consumer-related loans................................      (22,712)                --                --
  Sales of mortgage-related
   securities....................................................     (181,561)           (81,294)             (812)
                                                                    ----------         ----------        ----------
           Total repayments and sales............................   (1,278,824)        (1,671,373)       (1,202,785)
                                                                    ----------         ----------        ----------
Increase in total loans before net items
  (excluding  change in undisbursed loan
  proceeds), including loans held for sale
  and mortgage-related securities................................   $  429,193         $  739,839        $  626,790
                                                                    ==========         ==========        ==========

       FF Bank has been actively engaged in secondary mortgage market activities on a national basis through the sale of whole loans and participations to pension funds, insurance companies, banks, other savings institutions and governmental units such as FHLMC, FNMA, GNMA and special Wisconsin programs. On a limited basis, FF Bank and its predecessors have purchased selected groups of loans or a portfolio of loans. FF Bank also periodically has used its loans to securitize mortgage-related securities sold by registered broker-dealers. Sales of loans are used to provide additional funds for lending, to generate servicing fee income and to reduce the risk resulting from fluctuating interest rates and loan concentrations. Under loan sales and participation agreements, FF Bank sells mortgage loans on a non-recourse basis and pays participants an agreed upon yield on the participant's portion of the loan out of monthly payments received from the borrowers. FF Bank, in general, has forward sales commitments to cover the sale of all fixed-rate mortgage loans having maturities of greater than 15 years which are closed or approved as well as a majority of accepted applications for such loans.

       Loan Servicing. FF Bank has originated the majority of the loans it services for others. FF Bank receives fees for those servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. At December 31, 1994, FF Bank was servicing $1.36 billion of mortgage and manufactured housing loans owned by others. Mortgage loans totaling $1.32 billion were being serviced for annual fees ranging from 1/8 to 1/2 of 1% of the unpaid principal, and $36.6 million of manufactured housing loans were being serviced for investors. Servicing fees retained on manufactured housing loans average approximately 2.3% of the unpaid principal, reflecting the higher costs of servicing these loans. The following table sets forth information as to FF Bank's loan servicing portfolio, net of loans in process, at the dates shown.

                                                                           December 31,
                                                                1994                          1993
                                                     --------------------------     ------------------------
                                                       Amount              %         Amount            %
                                                     ----------         -------     -------         --------
                                                                       (Dollars in thousands)
Loans owned by FF Bank...........................    $3,250,000          70.6%     $2,951,000         69.4%
Loans serviced for others........................     1,355,000          29.4       1,302,000         30.6
                                                     ----------         -----      ----------        -----
      Total loans serviced.......................    $4,605,000         100.0%     $4,253,000        100.0%
                                                     ==========         =====      ==========        =====

       Information concerning FF Bank's servicing income from loans serviced for others is summarized in the following table for the periods indicated.

                                                                           Year Ended December 31,
                                                                      1994           1993          1992
                                                                    --------       --------      ------
                                                                           (Dollars in thousands)
Loan servicing income...........................................    $ 5,326         $5,233        $4,395
Servicing spread for the year*..................................       .401%          .401%         .307%

* The servicing spread represents the average fee earned as a percentage of average balances of loans serviced for others, net of undisbursed proceeds, as reduced by the periodic amortization of purchased and capitalized excess mortgage servicing rights.

         Net loan servicing income has increased in 1994 and 1993 from the level experienced in 1992, as a net result of A) an increase in the average servicing spread on serviced mortgage loans, B) a decline in the size of the manufactured housing servicing portfolio due to management's decision to restrict manufactured housing lending to the Midwest, and C) a decrease in the expense from the amortization of purchased mortgage servicing rights and capitalized excess servicing rights totaling $500,000, $1.4 million and $3.5 million for 1994, 1993 and 1992, respectively. Purchased mortgage servicing rights, which are amortized over the expected lives of the related loans using the level yield method and are adjusted for prepayments, were fully amortized at the end of 1994.

       Fee Income From Lending Activities. Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amounts amortized as an adjustment of the related loan's yield. FF Bank is amortizing these amounts, using the level yield method, over the contractual lives of the related loans.

       FF Bank also receives other fees and charges relating to existing mortgage loans which include prepayment penalties, late charges and fees collected in connection with a change in borrower or other loan modifications. Other types of loans also generate fee income for FF Bank. These include annual fees assessed on credit card accounts, transactional fees relating to credit card usage and late charges on consumer loans and manufactured housing loans.

       Collateralized Industrial Development Revenue Bonds. Additional income has been earned by FF Bank by offering loans and securities in its portfolio to third parties for their use as collateral. FF Bank has previously entered into agreements under which mortgage loans and investment securities held in portfolio are pledged as secondary collateral in connection with the issuance of Industrial Development Revenue Bonds. The bonds were issued by municipalities to finance multi-family or commercial real estate owned by third parties unrelated to FF Bank. Under the terms of these agreements, FF Bank i) issues uncollateralized letters of credit or ii) maintains, with a trustee, mortgage loans or securities with a fair market value, as defined, aggregating up to 180% of the outstanding principal balance of the bonds to provide security for the payment of principal, interest and any mandatory redemption premium owing on the bonds. FF Bank continues to receive principal and interest payments on the mortgage loans or securities used as collateral. If any of such bonds were in default, FF Bank would have the primary obligation to either pay any amount in default or to acquire the bonds on which the default had occurred. If FF Bank was required to perform under these agreements, it would foreclose on the existing mortgage and security interest in the real and personal property financed with the proceeds of the bonds. FF Bank has discontinued this line of business and does not currently anticipate entering into any new agreements, except for the purpose of facilitating the refinancing of existing bond issues.

       At December 31, 1994, certain mortgage-related securities and investment securities with a carrying value of approximately $6.5 million were pledged as collateral for bonds in the aggregate of $4.0 million. Additional bond issues totaling $7.2 million are supported by letters of credit issued by FF Bank in lieu of specific collateral. The bond agreements have expiration dates through 2008.

       At December 31, 1994, each of the outstanding agreements was current with regard to bond debt-service payments. Management has considered these agreements in its review of the adequacy of allowances for losses relating to contingent liabilities.

         Usury Limitations. Federal law has preempted state usury law interest-rate limitations on first-lien residential mortgage loans unless the state legislature acted before a certain date to override the exemption. The Wisconsin legislature acted to override the preemption and, therefore, loans made by FF Bank in Wisconsin are subject to Wisconsin usury limitations, described below.

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

         Since November 1, 1981, savings institutions have been permitted to use two forms of interest-rate adjustment clauses in mortgage loans secured by one- to four-family homes. Interest rates may either be adjusted based on changes in an "approved index" ("indexed adjustable rate") or by providing for no more than a 1% increase in the interest rate not more than once during each six-month period and by permitting decreases in the interest rate to be made at any time
("non-indexed adjustable rate"). An "approved index" is defined as (i) the national average mortgage contract rate for major lenders on the purchase of previously occupied houses, as computed by the FHL Banks; (ii) the monthly average of weekly auction rates on U.S. Treasury bills with a maturity of three months or six months made available by the Federal Reserve Board; (iii) the monthly average yield on U.S. Treasury securities adjusted to a constant maturity of one, two, three or five years, made available by the Federal Reserve Board; or (iv) an index approved by the Wisconsin Commissioner of Savings and Loans. Loans made after November 1, 1981, containing either form of adjustment mechanism, are not subject to any maximum usury interest rate; however, increases in the rate based on increases in the index are optional with the lender. Adjustments under the non-indexed version are solely at the option of the lender and if no increase is made during any six-month period, the lender may accumulate such increases and impose them at any time. A notice to the borrower is required at least 30 days prior to an interest rate adjustment during which period the loan may be prepaid without penalty. Loans originated by FF Bank prior to its conversion to a federal savings bank charter may be subject to the above provisions.

       Other states in which FF Bank makes loans have varying laws concerning usury. Management believes that all loans made by FF Bank in other states are in compliance with the applicable usury provisions.

       Collection Procedures - Residential and Commercial Mortgage Loans. Under Wisconsin and Illinois law, a mortgage loan borrower is afforded a period of time, subsequent to the entry of judgment and prior to sale of the mortgaged property, within which to redeem the foreclosure judgment ("equity of redemption"). During this period, the loan is generally a non-earning asset. The length of the equity of redemption available in any case is dependent upon the form of legal proceeding selected by the lender at the time the suit is initiated and can vary between two months and one year. Further delays can be incurred if bankruptcy proceedings intervene. A judgment of foreclosure for residential mortgage loans will normally provide for the recovery of all sums advanced by the mortgagor including, but not limited to, insurance, repairs, taxes, appraisals, post-judgment interest, attorneys' fees, costs and disbursements. The majority of foreclosure actions by FF Bank follow a form which provides for a six-month equity of redemption. Unless the equity of redemption is exercised, FF Bank generally acquires title to the property pursuant to public bidding at a sheriff's sale. Thereafter, FF Bank attempts to sell the property.

       Collection Procedures - Non-Mortgage Loans. Collection procedures for manufactured housing loans, credit card loans, consumer loans and student loans are done in accordance with state and federal Fair Debt Collection Practices Acts and, where applicable, governmental agencies procedures. The intent of the collection procedures is either to assist the borrower in performing in accordance with contract terms or to work out the problem loan in a timely manner so as to minimize FF Bank's loss. Generally, collection efforts are started 10 to 15 days after the payment on account was due.

       Procedures for Nonaccrual Loans, Delinquencies and Foreclosures. Delinquent and problem loans are a normal part of any lending business. When a borrower fails to make a required payment within 15 days following the date on which the payment is due, the loan is considered delinquent and internal collection procedures generally are instituted. The borrower is contacted by a Bank representative who seeks to determine the reason for the delinquency, and attempts are made to effect a cure. In most cases deficiencies are cured promptly. The loan status is reviewed and, where appropriate, the condition of the property and the financial circumstances of the borrower are evaluated. Based upon the results of any such investigation, (i) a repayment program of the arrearage from the borrower may be accepted; (ii) evidence may be sought (in the form of a listing contract) of efforts by the borrower to sell the property if the borrower has stated that he is seeking to sell; (iii) a deed in lieu of foreclosure or voluntary surrender of the property may be effected in compliance with applicable laws; or (iv) foreclosure, replevin or collection proceedings may be initiated.

       A decision as to whether and when to initiate legal proceedings is based upon such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency and the borrower's ability and willingness to cooperate in curing deficiencies. At a foreclosure sale, representatives of FF Bank will generally bid an amount reasonably equivalent to the lower of the fair value of the foreclosed property or the amount of judgment due to FF Bank.

       If the sum of the outstanding loan principal balance and costs of foreclosure that have been capitalized exceed the fair market value of the property, in the judgment of management, an allowance for loss in an amount equal to such excess is established. In such circumstances, a deficiency judgment may be sought against the borrower.

       When FF Bank acquires real estate through foreclosure or deed in lieu of foreclosure, such real estate is placed on its books at the lower of the carrying value of the loan or the fair market value of the real estate based upon a current appraisal. Any reduction from the value previously recorded on the books is charged against the appropriate allowance for loan losses.

       Loan Delinquencies. FF Bank monitors the delinquency status of its loan portfolio on a regular basis and initiates borrower contact and additional collection procedures as necessary at an early date. Delinquencies and past due loans are, however, a normal part of the lending function. When the delinquency reaches the status of greater than 90 days, the loan is placed on a non-accrual basis until such time as the delinquency is reduced again to 90 days or less. Non-accrual loans at December 31, 1994 have been presented separately as a part of the discussion of Non-Performing Assets in Management's Discussion and Analysis, filed as an exhibit hereto. Delinquencies of 30 to 90 days are summarized as follows:

                                                    Balance At December 31,
                                                 1994                     1993
                                                ------                   -----
                                                         (In thousands)
30 - 59 Days Delinquent

Residential real estate loans                  $ 5,444                  $  5,844
Manufactured housing loans                       2,886                     2,999
Credit card loans                                1,964                     1,988
Commercial real estate loans                       121                     3,798
Consumer, student and other loans                6,997                     4,493
                                               -------                  --------
                                               $17,412                  $ 19,122
                                               =======                  ========
60 - 90 Days Delinquent

Residential real estate loans                  $ 1,341                  $  1,111
Manufactured housing loans                         974                     1,035
Credit card loans                                  883                       904
Commercial real estate loans                     1,696                       707
Consumer, student and other loans                5,816                     4,287
                                               -------                  --------
                                               $10,710                  $  8,044
                                               =======                  ========
Total 30 - 90 Day Delinquent Loans

Residential real estate loans                  $ 6,785                  $  6,955
Manufactured housing loans                       3,860                     4,034
Credit card loans                                2,847                     2,892
Commercial real estate loans                     1,817                     4,505
Consumer, student and other loans               12,813                     8,780
                                               -------                  --------
                                               $28,122                  $ 27,166
                                               =======                  ========

         At December 31, 1994, the 30-90 day delinquencies increased approximately $900,000 to $28.1 million from $27.2 million at year-end 1993. As a percent of total loans receivable, loan delinquencies decreased from 0.93% at the end of 1993 to 0.87% at December 31, 1994 due to the greater size of the loan portfolio at the later date resulting from the NorthLand acquisition. The $900,000 increase, at December 31, 1994, relates to i) an increase of $3.3 million in delinquent student loans (which are government guaranteed) delinquent 30-90 days, ii) an increase of $500,000 of delinquent commercial business loans acquired in the NorthLand acquisition, iii) the $2.7 million net reduction in the 30-90 day delinquency categories for commercial real estate loans returning to satisfactory contractual performance during 1994, and iv) a decrease of $200,000 in other categories of loans delinquent 30-90 days.

       All of these delinquent loans have been considered by management in its evaluation of the adequacy of the allowances for loan losses.

       Foreclosed Properties and Real Estate Investments Held For Sale. Non-performing assets of $29.7 million and $15.1 million at December 31, 1994 and 1993, respectively, are discussed as a part of Management's Discussion and Analysis, filed as an exhibit hereto. In that discussion, it is noted that a portion of the balances of foreclosed properties and real estate investments held for sale included in the non-performing assets at December 31, 1994 and 1993 are comprised of large (having a carrying value in excess of $1.0 million) commercial real estate properties. A list of the properties referred to in that discussion is presented below.

                                                 Carrying Value At December 31,
Property Type       Location                      1994                   1993
- -------------       --------                     ------                 -----
                                                          (In thousands)

Retail           Milwaukee, Wisconsin           $ 1,089                $1,089
Office           Madison, Wisconsin                  --                 1,500


         The  office  building  in  Madison,   Wisconsin  was  sold  in  a  cash
transaction during 1994.

       The retail property in Milwaukee, Wisconsin had previously been developed and owned by a wholly-owned subsidiary of FF Bank. The subsidiary carried the property as real estate held for investment prior to foreclosure in 1994 by FF Bank. At December 31, 1994 the property was transferred to FFC and is now classified as a real estate investment held for sale. The 84% occupancy level at December 31, 1994 is a slight improvement over the previous year and efforts to lease additional space will continue to be management's primary focus in 1995 for this property. At December 31, 1994, the estimated fair value of this property was $1.1 million. Fair value calculations use a market rate of interest to discount estimated cash flows compared to net realizable value calculations in which an internal cost of funds rate was used.

       Foreclosed properties are valued at the lower of cost or fair value.

       The above listed foreclosed properties, as well as all other non-performing assets, have been considered in the evaluation of the adequacy of allowances for losses. See the Management Discussion and Analysis referred to above for management's review of adequacy of allowances for losses relative to these properties.

Classified Assets:

       For regulatory purposes, FF Bank utilizes a comprehensive classification system for thrift institution problem assets. This classification system requires that problem assets be classified as "substandard", "doubtful" or "loss", depending upon certain characteristics of the particular asset or group of assets as defined by supervisory regulators.

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

       In general, classified assets include non-performing assets plus other loans and assets, including contingent liabilities, meeting the criteria for classification. Non-performing assets include loans or assets which were previously loans i) which are not performing to a serious degree under the contractual terms of the original notes or ii) for which known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with current contractual terms. This non-performance characteristic impacts directly upon the interest income normally expected from such assets. Specifically included are the loans held on a non-accrual basis, real estate judgments subject to redemption, and foreclosed properties for which FF Bank has obtained title.

       Classified assets, including non-performing assets, for FF Bank and FFC, are set forth in the following table, as of December 31, 1994 and 1993, respectively.

                                                                                      December 31,
                                                                                 1994              1993
                                                                               --------          ------
                                                                                     (In thousands)
Classified assets:
   Non-performing assets:
      Non-accrual loans                                                        $  9,121          $  8,240
      Non-accrual MBSs                                                           15,455                --
      Real estate held for sale by FFC                                            1,089                --
      Foreclosed properties and other
         repossessed assets                                                       4,056             6,817
                                                                               --------          --------
            Total Non-Performing Assets                                          29,721            15,057

   Add back valuation allowances netted against
     foreclosed properties above                                                  1,146             1,386
   Adjustment for non-performing residential loans
      not classified due to low loan-to-
      appraisal value                                                              (414)             (707)
   Adjustment for real estate held for sale
     not included in FFB classified assets                                       (1,089)               --
   Additional classified performing loans:
      Residential real estate                                                     1,858             1,919
      Commercial real estate                                                      8,057             9,747
      Consumer (including manufactured housing
         and credit cards)                                                          451               241
   Commercial business                                                              219                --
   Other assets                                                                     135               757
                                                                               --------          --------
            Total Classified Assets                                            $ 40,084          $ 28,400
                                                                               ========          ========

         During the year ended December 31, 1994, classified assets increased $11.7 million to $40.1 million from the December 31, 1993 total of $28.4 million as a result of the net effect of various 1994 events. As a percentage of total assets, classified assets increased from 0.59% at December 31, 1993 to 0.79% at December 31, 1994.

         The non-performing asset segment of classified assets similarly increased $13.5 million during 1994. For further discussions of such non-performing assets, see Management's Discussion and Analysis, filed as an exhibit hereto, as well as the "Foreclosed Properties" review immediately preceding this discussion of classified assets. Offsetting changes in the remaining classified asset categories are discussed below.

         Performing commercial real estate loans which had been adversely classified due to the possible adverse effects of identifiable future events decreased $1.7 million in 1994. This decrease is due to the net effect of i) the removal from classified asset status of four contractually performing loans totaling $2.2 million which had previously been classified due to cash flow problems which have been resolved, ii) principal payments received on performing loans and offset by iii) the inclusion in this category of a $500,000 loan, which financed the 1994 sale of an office building foreclosure property, pending future contractual performance by the borrower and improved property operations.

         At December 31, 1994, exclusive of non-performing assets, the major concentration of classified assets consists of the approximately $8.1 million of currently performing commercial real estate loans that have been classified due to prior delinquency and/or the potential adverse effects of possible identifiable future events or other factors. Loans in excess of $1.0 million included in this category are noted below (in thousands):

                                                                          Loan Amount Classified
Property Type Of                     Property                       December 31,            December 31,
Loan Collateral                      Location                           1994                    1993
- ----------------                 ----------------                   ------------              --------
Office/Land                      Sheboygan, Wisconsin                $ 3,633                 $ 3,670
Motels                           Various-Tennessee                     2,553 (a)               2,600(a)
Office                           Independence, Missouri                   -- (b)               1,091(b)

(a) Represents a 20% participating interest in a $13.2 million loan at December 31, 1994 for which FF Bank is the lead lender. The loan has been classified pending receipt of contractual principal payments in early 1995.

(b) Represents loan to finance the 1993 sale of a former foreclosed real estate property. The loan is no longer classified due to performance by the borrower.

       All adversely classified assets at December 31, 1994 have been considered by management in its evaluation of the adequacy of allowances for losses.


Investment Activities

       In addition to lending activities, FF Bank conducts other investment activities on an ongoing basis in order to diversify assets, obtain maximum yield and meet levels of liquid assets required by regulatory authorities. Investment decisions are made by authorized officers in accordance with policies established by the Board of Directors. In addition to satisfying regulatory liquidity requirements, investments are used as part of FF Bank's asset and liability program to minimize FF Bank's vulnerability to changing interest rates. At December 31, 1994, 63.9% of FF Bank's investments mature or reprice within one year or less.

       Certain of FF Bank's investment policies relate to the term of the investment. For example, FF Bank invests in U.S. government, agency and instrumentality obligations maturing in three years or less; obligations of state and other political subdivisions maturing in two years or less; certificates of deposits of insured institutions which will mature in nine months or less; negotiable federal funds which will mature in nine months or less; nonnegotiable federal funds which will mature in 30 days or less; corporate debt obligations maturing in three years or less; and commercial paper maturing in 270 days or less. Additionally, corporate debt obligations must be rated in one of the four highest categories by a nationally recognized investment rating service, and commercial paper must be rated in one of the two highest categories by two nationally recognized rating services.

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

       Management determines the appropriate classification of debt securities (including mortgage-related securities) at the time of purchase in accordance with its investment policy. Debt securities are classified as held to maturity when FFC has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

       Debt securities not classified as held to maturity are classified as available for sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses (net of income tax effect), which are believed to be temporary, reported as a separate component of stockholders' equity. See "Mortgage-Related Securities" in Management's Discussion and Analysis, incorporated herein by reference, for a discussion of the correction of an error in the classification of certain MBSs, reclassifying the securities from held to maturity status to available for sale at the end of 1993.

       The cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, or, in the case of mortgage-related securities, over the estimated life of the security. Such amortization is included in interest income from the related security. Interest and dividends are included in interest income from the related securities. Realized gains and losses, and declines in value judged to be other than temporary are included in net securities gains (losses). The costs of securities sold is based on the specific identification method.

       For a breakdown of investment securities held by FF Bank at certain dates, see Note C to FFC's consolidated financial statements, filed as an exhibit hereto.

       The following table sets forth the maturity/repricing characteristics of FF Bank's investment securities at December 31, 1994 and the weighted average yields of such securities.

                                                         After One, But       After Five, But
                                    Within One Year     Within Five Years     Within 10 Years      After 10 Years
                                   -----------------    ------------------   -----------------    ---------------
                                            Weighted             Weighted             Weighted             Weighted
                                             Average              Average              Average              Average
                                   Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                                   ------   --------    ------   --------    ------   --------    ------   --------
                                                                 (Dollars in thousands)
U.S. Government and agency
    obligations.................. $ 41,448    4.62%    $50,532      4.59%    $  243     7.02%     $   --       --%
Interest-earning deposits
    in banks.....................      837    5.24          --        --         --       --          --       --
Federal funds sold...............   23,890    5.90          --        --         --       --          --       --
Corporate and bank notes
    receivable...................   32,222    5.30       5,980      5.80         --       --          --       --
State and municipal
    obligations..................    3,385    3.41         654      5.66        394     8.00          --       --
Certificate of deposit...........      504    8.87          --        --         --       --          --       --
                                  --------             -------               ------               ------

    Total........................ $102,286    5.12%    $57,166      4.73%    $  637     7.63%     $   --       --%
                                  ========             =======               ======               ======

       At December 31, 1994, FF Bank had no investments in any issuer in excess of 10% of net worth.

       The following table sets forth the aggregate amortized cost and estimated fair value of investment securities at the dates indicated.

                                                                                December 31,
                                                                     1994            1993            1992
                                                                   --------        --------         ------
                                                                               (In thousands)
U.S. Government and agency obligations..........................   $ 92,268        $138,400       $ 40,828
Adjustable-rate mortgage mutual fund............................         --          34,585             --
Interest-earning deposits.......................................        837          25,768         31,067
Federal funds sold..............................................     23,890          21,873         29,100
Corporate and bank notes
    (investment grade)..........................................     38,202          49,053         52,020
State and municipal obligations.................................      4,433           4,453            598
Certificates of deposit.........................................        504              --            198
Commercial paper................................................         --              --          9,989
                                                                   --------        --------       --------

    Total amortized cost........................................   $160,134        $274,132       $163,800
                                                                   ========        ========       ========

    Total estimated fair value..................................   $155,222        $275,576       $165,116
                                                                   ========        ========       ========

Sources of Funds

       General. Deposit accounts, sales of loans in the secondary market and loan repayments are the primary sources of funds for use in lending and for other general business purposes. In addition, FF Bank derives funds from maturity of investments, advances from the FHL Bank and other borrowings. Repayments of loans and mortgage-related securities are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market and economic conditions. Borrowings may be used on a short-term basis to compensate for reduction in normal sources of funds such, as deposit inflows, at less than projected levels. They may also be used on a longer-term basis to support expanded lending and investment activities. FF Bank has not generally solicited deposits outside the market area served by its offices or used brokers to obtain deposits and has no brokered deposits at December 31, 1994.

       Deposit Activities. FF Bank offers a variety of deposits having a wide range of interest rates and terms.

       The following table presents, by various interest-rate intervals, FF Bank's long-term (one year and over) certificates as of the date indicated.

                                                          December 31,
    Interest Rate                           1994              1993             1992
    -------------                         --------          --------          ------
                                                         (In thousands)
3.50 -  4.00%.......................     $  149,146       $  209,813
4.01 -  6.00%.......................      1,869,378        1,434,598        $  788,460
6.01 -  8.00%............. .........        175,143          273,664           425,662
8.01 - 10.00%.......................        124,828          242,502           394,585
                                         ----------       ----------        ----------
                                         $2,318,495       $2,160,577        $1,608,707
                                         ==========       ==========        ==========

    The following table presents, by various similar interest-rate intervals, the amounts of long-term (one year and over) time deposits at December 31, 1994 maturing during the period indicated.

                                                                  Interest Rates
                                    ---------------------------------------------------------------------------
                                    3.50-4.00%       4.01-6.00%      6.01-8.00%       8.01-10.00%         Total
                                    ----------       ----------      ----------       -----------         -----
                                                               (In thousands)

Certificate accounts
 maturing in the 12
 months ending:

December 31, 1995.................   $149,146        $  956,999        $ 21,784        $118,852        $1,246,781

December 31, 1996.................         --           529,656          70,324           1,666           601,646

December 31, 1997.................         --           205,061          38,048             159           243,268

After December 31, 1997                    --           177,662          44,987           4,151           226,800
                                     --------        ----------        --------        --------        ----------
                                     $149,146        $1,869,378        $175,143        $124,828        $2,318,495
                                     ========        ==========        ========        ========        ==========

       The following table presents the maturities of FF Bank's certificates in amounts of $100,000 or more at December 31, 1994 by time remaining to maturity.


                                                                    December 31,
Maturities                                                              1994
- ----------                                                         -------------
                                                                  (In thousands)
January 1, 1995 through March 31, 1995...........................     $ 31,356

April 1, 1995 through June 30, 1995..............................       29,286

July 1, 1995 through December 31, 1995...........................       46,807

January 1, 1996 and after........................................       58,653
                                                                       --------
                                                                      $166,102
                                                                       ========

       FF Bank's deposit base at December 31, 1994 included $2.642 billion of certificates of deposit with a weighted average rate of 5.10%. Of these certificates of deposit, $1.570 billion with a weighted average rate of 4.85% will mature during the 12 months ending December 31, 1995. FF Bank will seek to retain these deposits to the extent consistent with its long-term objective of maintaining positive interest rate spreads. Depending upon interest rates existing at the time such certificates mature, FF Bank's cost of funds may be significantly affected by the rollover of these funds.

       Other Sources of Funds. The following table sets forth certain information as to FFC's advances and other borrowings at the dates and for the periods indicated. See Note J to FFC's consolidated financial statements, incorporated herein by reference.

                                                             December 31,
                                               1994              1993              1992
                                             --------          --------           ------
                                                            (In thousands)
FHL Bank advances..........................  $617,752          $371,974          $397,193
Subordinated notes.........................    54,977            54,997            55,000
Industrial development revenue bonds.......     6,315             6,410             9,755
Collateralized mortgage obligations........     3,019             5,217                --
                                             --------          --------          --------

       Total borrowings....................  $682,063          $438,598          $461,948
                                             ========          ========          ========

Weighted average interest cost of total
    borrowings during the year.............      5.35%             5.29%             4.98%

Average month-end balance of short-term
    borrowings.............................  $ 11,509          $     --          $ 10,792

Weighted average interest rate of
    short-term borrowings during year......      5.21%               --%             7.71%

Weighted average interest rate of
    short-term borrowings at end of year...        --%               --%               --%

Service Corporations and Operating/Finance Subsidiaries

       FF Bank has i) five active, wholly-owned service corporations, ii) an operating subsidiary, and iii) a limited-purpose finance subsidiary. The net book value of FF Bank's aggregate investment in active service corporations at December 31, 1994 was as follows (in thousands):


Wisconsin Insurance Management, Inc........................        $1,138
Appraisal Services, Inc....................................           150
First Service Corporation of Wisconsin.....................            13
Illini Service Corporation.................................            --
Mortgage Finance Corporation...............................            --
                                                                   ------

    Total..................................................        $1,301
                                                                   ======

       Wisconsin Insurance Management, Inc. ("WIM") is a full-service, independent insurance agency. This subsidiary offers a broad range of insurance products, including hazard, mortgage, life and disability policies, to FF Bank's customers, as well as a full line of commercial and personal coverages to the general public. Brokerage services are also provided through this subsidiary. WIM had net income of $1.6 million, $1.3 million and $1.3 million for 1994, 1993 and 1992, respectively.

       Appraisal Services, Inc. performs real estate appraisals for FF Bank's loan customers, governmental agencies and the general public. Insurance valuations and ad valorem tax services for outside sources are also performed. Appraisal Services, Inc. had net income of $69,000, $111,000 and $124,000 for 1994, 1993 and 1992, respectively.

       First Service Corporation of Wisconsin ("FSC") previously engaged in the management and sale of commercial real estate and apartments for FF Bank and others, as well as acting as general partner for several real estate partnerships. In 1993, FSC's activities were sharply cut back and its principal assets were transferred to FF Bank. This subsidiary had a net loss of $207,000 and $435,000 for 1993 and 1992, respectively. FSC's remaining function is to serve as general partner for two real estate partnerships in each of which FSC has a minor investment.

       Illini Service Corporation ("ISC") was acquired in conjunction with the Illini transaction and acts as nominal trustee on deeds of trust in Missouri. ISC's sole corporate function is to provide the trustee's signature capability.

       Mortgage Finance Corporation ("MFC") was a subsidiary of a former mortgage banking affiliate of FF Bank and acts as a nominal trustee on deeds of trust in California and other states. MFC's sole corporate function is to provide the trustee's signature capability on such deeds of trust acquired by FF Bank from the former affiliate.

       First Financial Investments, Inc. ("FFII") is an operating subsidiary of FF Bank and was incorporated in 1991. FFII, which is located in the State of Nevada, was formed for the purpose of managing a portion of FF Bank's investment portfolio (primarily mortgage-related securities purchased subsequent to the recent Illinois-area acquisitions) having long-term maturities. As an operating subsidiary, FFII's results of operations are combined with FF Bank's for financial and regulatory reporting purposes.

       UFS Capital Corporation ("UFSCC"), which was acquired in conjunction with the United acquisition, is a limited-purpose finance subsidiary of FF Bank and functions as an issuer of certain collateralized mortgage obligation bonds. As a finance subsidiary, UFSCC's results of operations are combined with FF Bank's for financial and regulatory reporting purposes.


Employees of FFC

       At December 31, 1994, FFC and its subsidiaries employed 1,283 full-time employees and 332 part-time employees. FFC promotes equal employment opportunity and considers its employee relations to be good. FFC's employees are not represented by any collective bargaining group.

       FFC sponsors retirement plans covering all full-time employees with one or more years of service who are at least 21 years old. Additionally, FFC maintains an employee benefit program providing, among other items, hospitalization and major medical insurance, limited dental and life insurance, and educational assistance. Such employee benefits are considered by management to be competitive with employee benefits provided by other financial institutions and major employers in the counties in which FF Bank has offices.

Executive Officers

       The following table sets forth information regarding each of the executive officers of FFC and FF Bank:

                                 Age At
Executive                      December 31,           Business Experience
Officer                           1994                During Past Five Years
- ----------                     ------------           -----------------------
John C. Seramur                    52                 Mr. Seramur joined FF Bank in 1966 and serves
                                                      as Director, President, Chief Executive Officer
                                                      and Chief Operating Officer of FFC and FF
                                                      Bank.

Robert M. Salinger                 44                 Mr. Salinger joined FFC as Corporate Secretary
                                                      and General Counsel in 1985.  He also serves as
                                                      an Executive Vice President of FF Bank.  In
                                                      1984, he had served as General Counsel and
                                                      Corporate Secretary for an institution acquired by
                                                      FFC.  Prior to 1984, he was a partner in the law
                                                      firm of Petrie & Stocking, S.C., and associated
                                                      with the law firm of Whyte, Hirschboeck &
                                                      Dudek, S.C.

Thomas H. Neuschaefer              48                 Mr. Neuschaefer joined FF Bank in 1988 and
                                                      serves as Vice President, Treasurer and Chief
                                                      Financial Officer of FFC.  He also serves as
                                                      Executive Vice President-Finance of FF Bank.
                                                      From 1978 to 1988, he served as Chief Financial
                                                      Officer of National.  Prior to 1978, he was
                                                      associated with the national accounting firm of
                                                      Ernst & Young LLP.

Donald E. Peters                   45                 Mr. Peters joined FF Bank in 1982 and serves as
                                                      Executive Vice President - Retail Banking of FF
                                                      Bank.  Prior to 1982, he was an officer of
                                                      another thrift institution.

Harry K. Hammerling                44                 Mr. Hammerling joined FF Bank in 1984 and
                                                      serves as Executive Vice President -
                                                      Administration and Servicing for FF Bank.
                                                      From 1972 to 1984, he served as an officer of
                                                      First State.

Kenneth F. Csinicsek               55                 Mr. Csinicsek joined FF Bank in 1987 and serves
                                                      as Senior Vice President of Marketing and
                                                      Investor Relations.  Prior to joining FF Bank, he
                                                      served as president of another thrift institution for
                                                      two years and operated two financial institution
                                                      consulting firms over a thirteen year period.

                                   REGULATION


      FFC, as a savings and loan holding company, and FF Bank, as a federally chartered savings bank, are subject to regulation, supervision and examination by the OTS as their primary federal regulator. The Bank also is subject to regulation, supervision and examination by the FDIC, and as to certain matters by the Federal Reserve Board.

      Federal deposit insurance is required for all federally chartered savings institutions such as FF Bank. FF Bank's deposits are insured to applicable limits by the Savings Association Insurance Fund ("SAIF"), as administered by the FDIC. National and state-chartered banks generally are insured by the Bank Insurance Fund ("BIF"), also administered by the FDIC. The FDIC sets the annual rates for insurance premiums, which currently are between 0.23% and 0.31% of deposits (based on an institution's supervisory evaluations and capital level) for both the SAIF and the BIF. The FDIC, however, has proposed reducing BIF premiums to as low as 0.04% of deposits for the healthiest rated banks. Because SAIF premiums may be unaffected by the FDIC proposal, SAIF insurance institutions like FF Bank could be at a competitive disadvantage to BIF insured institutions if the FDIC proposal is promulgated as proposed.

      As a FDIC insured institution and a federal savings bank, FF Bank is required to maintain specified levels of minimum capital, including: (1) "core capital" in an amount not less than 3% of total assets, (ii) "tangible capital" in an amount not less than 1.5% of total assets, and (iii) "risk-based" capital not less than 8.0% of risk-weighted assets. During 1994, the federal bank regulatory agencies revised the method for calculating risk-based capital such that FF Bank now must identify the concentration of credit risk and the risks arising from nontraditional activities, as well as the Bank's ability to manage such risks. Furthermore, the OTS revised its risk-based capital requirement to implement a standard of actual performance and expected risk of loss of multi-family mortgages as well as a calculation for intangible assets including purchased mortgage servicing rights and purchased credit card relationships. Management does not anticipate any significant impact on FF Bank as a result of these changes.

      During 1994, the OTS implemented a final rule for calculating an interest rate risk component of capital. Under the final rule, savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance-sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates (except when the three-month Treasury bond equivalent yield falls below 4%, then the decrease will be equal to one-half of that Treasury rate) divided by the estimated economic value of the association's assets. That dollar amount is deducted from the institution's total capital in calculating risk-based capital. At December 31, 1994, FF Bank was not required to deduct any amount from capital as a result of interest rate risk exposure.

       The OTS also has proposed to increase the minimum required core capital ratio from the current 3% level to a range of 4% to 5% for all but the most highly rated financial institutions. While the OTS has not taken final action on such proposal, it has adopted a prompt corrective action ("PCA") regulation that classifies any savings institution with a core capital ratio of less than 4% (3% for the most highly rated institutions) as "undercapitalized". See Note L to the Consolidated Financial Statements, at Exhibit 13(a) hereto.

      The OTS currently imposes limitations on all capital distributions by savings institutions, including dividends, stock repurchases and cash-out mergers. Under the current rule institutions are grouped into three classifications depending upon their level of regulatory capital both before and after giving effect to a proposed capital distribution. Under a proposed rule, the OTS would conform the three classifications to the five capital classifications set forth under the PCA regulations. Under the OTS proposal, a savings institution which is a subsidiary of a holding company (such as FF Bank) could make a capital distribution following notice to the OTS if, after the capital distribution, the institution would remain at least "adequately capitalized" under the PCA regulations. In making the proposal, the OTS stated that it intends to use net income to date during the calendar year plus 50% of surplus capital above the adequately capitalized level as the general rule of thumb for determining the permissible amount of a capital distribution. In recent periods, FF Bank generally has paid dividends of 33.6% of net income to FFC.

      During 1994, certain legislation was enacted that could effect the operations of FF Bank and FFC. Among other things, the Community Development Banking and Financial Institutions Act (the "CDB Act") requires the federal banking agencies to streamline and harmonize regulatory, reporting and examination requirements, expedite the processing of regulatory applications and reduce regulatory burdens with respect to the operations of financial institutions and the protection of the deposit insurance funds. The CDB Act also requires that regulations which impose additional reporting, disclosure or other new requirements must become effective only on the first day of a calendar quarter.

      Also enacted during 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorized the acquisition of banks in any state by bank holding companies, subject to compliance with federal and state antitrust laws, the Community Reinvestment Act ("CRA") and specific deposit concentration limits. The IBBEA removes most state law barriers to interstate acquisitions of banks and ultimately will permit multi-state banking operations to merge into a single bank. Although FF Bank, as a federal savings bank, already has interstate branching authority, enactment of the IBBEA may result in increased competition and financial institution acquisition activity from out of state financial institutions and their holding companies.

      During 1994, various regulations were promulgated that could impact the operations of FF Bank and FFC. Consistent with the requirements of the CDB Act, the federal bank regulatory agencies have attempted to conform many of their regulations to eliminate the disparity that has developed among the four financial institution regulators. For example, the OTS amended its internal rating system for savings associations by adopting the "CAMEL" (Capital, Assets, Management, Earnings and Liquidity) system developed by the FDIC, in lieu of the "MACRO" (Management, Asset Quality, Capital Adequacy, Risk Management and Operating Results). The Bank's CAMEL rating is used to determine, in part, FDIC insurance assessments. The OTS also revised its regulations concerning mergers, transfers of assets, and combinations with other depository institutions to facilitate the acquisition of savings institutions by other FDIC-insured institutions, as well as the acquisition of such institutions by savings associations.

      During 1994, the federal bank regulatory agencies also jointly issued proposed changes to the rules and regulations implementing the CRA that could impact how FF Bank's CRA performance is measured. Pursuant to the CRA, FF Bank is required to demonstrate how its deposit facilities serve the convenience and needs of the communities in which it is chartered to do business, including the credit needs of low- and moderate-income populations within such communities. The Bank's CRA rating is a factor reviewed in connection with mergers, acquisitions, and in connection with other regulatory applications. The proposed revision would adopt a performance-based evaluation system, measuring FF Bank's lending, investment and service to its delineated lending community, in lieu of the current process- based system of evaluation. FF Bank's current CRA rating is "Outstanding", and the Bank believes that it can continue to receive comparable CRA ratings if the new evaluation system is adopted as proposed.

      Legislation has been introduced in the Congress to merge FF Bank's primary federal regulator, the OTS, with the Office of the Comptroller of the Currency, the primary federal regulator of National banks, and to create a new bank regulatory agency, the Federal Banking Agency. There can be no assurance that this legislation or similar legislation will be enacted, or the impact on FF Bank and FFC of such legislation.


                                    TAXATION

Federal

      FFC files on behalf of itself, FF Bank, and its subsidiaries a calendar tax year consolidated federal income tax return. Income and expense are reported on the accrual method of accounting.

      Savings institutions, such as FF Bank, are generally taxed in the same manner as other corporations. Unlike other corporations, however, qualifying savings institutions that meet certain definitional tests relating to the nature of their supervision, income, assets and business operations are allowed to establish a reserve for bad debts and each tax year are permitted to deduct additions to that reserve on qualifying real property loans using the more favorable of the following two alternative methods: (i) a method based on the institution's actual loss experience (the "experience" method) or (ii) a method based upon a specified percentage of the institution's taxable income (the "percentage of taxable income" method). Qualifying real property loans are, in general, loans secured by interests in improved real property. The addition to the reserve for nonqualifying loans must be computed under the experience method. In recent years, FF Bank generally has computed additions to its reserves for losses on qualifying loans using the experience method. It is anticipated that FF Bank will continue to use this method in future years.

       To the extent that FF Bank makes distributions to its stockholders that are considered withdrawals from that excess bad debt reserve, the amounts withdrawn will be included in FF Bank's taxable income. The amount considered to be withdrawn by such a distribution will be the amount of the distribution, plus the amount necessary to pay the tax with respect to the withdrawal. Dividends paid out of FF Bank's current or accumulated earnings and profits as calculated for federal income tax purposes, however, will not be considered to result in withdrawals from their bad debt reserves. Distributions in excess of FF Bank's current and accumulated earnings and profits, distributions in redemptions of stock, and distributions in partial or complete liquidation of FF Bank will be considered to result in withdrawals from the Bank's bad debt reserves. At December 31, 1994, FF Bank had $70.1 million in accumulated federal income tax bad debt reserves that would not be available for distribution to their stockholder without the imposition of additional tax.

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

State

      FFC and FF Bank are headquartered in Wisconsin and have significant operations in Illinois. The State of Wisconsin imposes a corporate franchise tax measured by the separate Wisconsin taxable income of each of the members. The State of Illinois imposes a corporate income tax based on the apportionment of Illinois taxable income by the entire group to their Illinois activities. The current corporate tax rates imposed by Wisconsin and Illinois are 7.9% and 7.3% respectively. FF Bank also has an operating subsidiary (FFII) located in Nevada which manages a portion of FF Bank's investment portfolio. The income of FFII is only subject to taxation in Nevada which currently does not impose a corporate income or franchise tax other than a nominal registration fee.

Examinations

The Internal Revenue Service (IRS) has examined the consolidated federal income tax returns of FFC and FF Bank through 1988. The IRS is currently examining the consolidated returns of FFC and FF Bank for 1989, 1990 and 1991. The separate Wisconsin state income tax returns of the members of the group through 1986 are closed to examination by the Wisconsin Department of Revenue (WDR) due to the expiration of the statute of limitations. However, the WDR is currently examining earlier returns of a previously acquired institution due to the utilization by FF Bank of Wisconsin net operating losses carried forward from that institution.


ITEM 2.   PROPERTIES

       At December 31, 1994, FF Bank operated through 124 full-service savings bank branch offices, one loan origination limited office and one insurance agency office, located in Wisconsin and Illinois. The aggregate net book value at December 31, 1994 of the properties owned or leased, including headquarters, properties and leasehold improvements at the leased offices, was $40.1 million. The leases expire between 1995 and 2021. See Note H to FFC's consolidated financial statements, filed as an exhibit hereto, for information regarding FF Bank's premises and equipment. Management believes that all of these properties are in good condition. The following tables set forth the location of FFC's banking and other offices.

Wisconsin

       Address                                                  City
- -----------------------                                -----------------------
609 East Spruce Street                                  Abbotsford, Wisconsin
103 West Cleveland                                      Arcadia, Wisconsin
926 West College Avenue                                 Appleton, Wisconsin
221 Fourth Avenue West                                  Ashland Wisconsin
117 South Broad Street                                  Bayfield, Wisconsin
201 Park Avenue                                         Beaver Dam, Wisconsin
203 Main Street                                         Black River Falls, Wisconsin
1 North Moorland Road                                   Brookfield, Wisconsin (a)
197 West Chestnut Street                                Burlington, Wisconsin
709 East Geneva Street                                  Delavan, Wisconsin
308 Third Avenue West                                   Durand, Wisconsin
3292 Main Street                                        East Troy, Wisconsin (a)
130 South Barstow Commons                               Eau Claire, Wisconsin
806 South Hastings Way                                  Eau Claire, Wisconsin
23 South Washington                                     Elkhorn, Wisconsin
One North Madison Street                                Evansville, Wisconsin
211 North Highland Drive                                Fredonia, Wisconsin
1930 Wisconsin Avenue                                   Grafton, Wisconsin (a)
1482 West Mason Street                                  Green Bay, Wisconsin
2235 Main Street                                        Green Bay, Wisconsin
5651 Broad Street                                       Greendale, Wisconsin
4981 South 76th Street                                  Greenfield, Wisconsin
10 Main Street                                          Hayward, Wisconsin
Holmen Square                                           Holmen, Wisconsin
117 Second Avenue North                                 Hurley, Wisconsin
420 South Main Street                                   Iron River, Wisconsin
2525 Milton Avenue                                      Janesville, Wisconsin (a)
620 Main Street                                         LaCrosse, Wisconsin
300 East Lake Street                                    Lake Mills, Wisconsin
205 North Eighth Street                                 Manitowoc, Wisconsin
630 South Central Avenue                                Marshfield, Wisconsin (a)
705 North Center Avenue                                 Merrill, Wisconsin
200 East Wisconsin Avenue                               Milwaukee, Wisconsin (a)
829 West Mitchell Street                                Milwaukee, Wisconsin
3027 West Lincoln Avenue                                Milwaukee, Wisconsin
3432 South 27th Street                                  Milwaukee, Wisconsin (a)
5350 West Fond du Lac Avenue                            Milwaukee, Wisconsin
5900 West North Avenue                                  Milwaukee, Wisconsin

_________________
(a) Leased

       Address                                                  City
- -----------------------                                -----------------------
7900 West Brown Deer Road                               Milwaukee, Wisconsin
Highways 51 & 70 West                                   Minocqua, Wisconsin (a)
600 East Main Street                                    Mondovi, Wisconsin
306 North Rochester Street                              Mukwonago, Wisconsin
600 Hewett Street                                       Neillsville, Wisconsin
15665 West National Avenue                              New Berlin, Wisconsin
1093 Summit Avenue                                      Oconomowoc, Wisconsin (a)
1101 Main Street                                        Onalaska, Wisconsin
429 North Sawyer Street                                 Oshkosh, Wisconsin
1414 South Fourth Avenue                                Park Falls, Wisconsin
Post Road & South Drive                                 Plover, Wisconsin
222 North Wisconsin Street                              Port Washington, Wisconsin
1733 Douglas Avenue                                     Racine, Wisconsin
140 South Brown                                         Rhinelander, Wisconsin
135 South Mill Street                                   Saukville, Wisconsin
1230 North Taylor Drive                                 Sheboygan, Wisconsin
2815 South Chicago Avenue                               South Milwaukee, Wisconsin (a)
1325 Church Street                                      Stevens Point, Wisconsin
108 West Prospect                                       Thorp, Wisconsin (a)
213 North Lake Avenue                                   Twin Lakes, Wisconsin
104 South Washington Avenue                             Washburn, Wisconsin
600 Main Street                                         Watertown, Wisconsin
633 South Church Street                                 Watertown, Wisconsin (a)
100 East Sunset Drive                                   Waukesha, Wisconsin (a)
300 Wisconsin Avenue*                                   Waukesha, Wisconsin
704 North Grand Avenue                                  Waukesha, Wisconsin
1200 Delafield Street                                   Waukesha, Wisconsin (a)
2306 West St. Paul Avenue                               Waukesha, Wisconsin (a)
2831 North Grandview Boulevard                          Waukesha, Wisconsin (a)
330 Third Street                                        Wausau, Wisconsin (a)
2711 West Stewart Avenue                                Wausau, Wisconsin
2645 North Mayfair Road                                 Wauwatosa, Wisconsin
2825 South 108th Street                                 West Allis, Wisconsin (a)
7101 West Greenfield Avenue                             West Allis, Wisconsin (a)
430 East Silver Spring Drive                            Whitefish Bay, Wisconsin
1714 Scranton Street                                    Whitehall, Wisconsin
219 Center Street                                       Whitewater, Wisconsin
711 West Grand Avenue                                   Wisconsin Rapids, Wisconsin (a)

_______________
(a) Leased
*   Insurance Agency Office

Illinois

       Address                                                  City
- -----------------------                                -----------------------
104 Southeast 3rd Avenue                                Aledo, Illinois
104 Homer Adams Parkway                                 Alton, Illinois
101 East Broadway                                       Astoria, Illinois
301 West Galena Boulevard                               Aurora, Illinois
100 East Washington                                     Belleville, Illinois
6902 West Main                                          Belleville, Illinois (a)
1007 North Fourth Street                                Chillicothe, Illinois
238 North Main                                          Columbia, Illinois
305 East Locust                                         DeKalb, Illinois (a)
1325 Sycamore Road                                      DeKalb, Illinois (a)
12200 North Route 88                                    Dunlap, Illinois (a)
300 East Washington Street                              East Peoria, Illinois
326 Missouri Avenue                                     East St. Louis, Illinois
101 East Evergreen                                      Elmwood, Illinois
6550 North Illinois                                     Fairview Heights, Illinois
10280 Lincoln Trail                                     Fairview Heights, Illinois
16 East Fort Street                                     Farmington, Illinois (a)
50 East Main Street                                     Galesburg, Illinois
1865 North Henderson                                    Galesburg, Illinois
#1 Junction Drive West                                  Glen Carbon, Illinois
318 West College                                        Greenville, Illinois
1035 Broadway                                           Hamilton, Illinois
333 West Main                                           Havana, Illinois
313 Fifth Street                                        Lacon, Illinois
143 South Main Street                                   Lewistown, Illinois
217 West Washington                                     Millstadt, Illinois
119 West 5th Street                                     Minonk, Illinois
122 West Boston Avenue                                  Monmouth, Illinois
21 Boulder Hill Pass                                    Montgomery, Illinois (a)
1645 State Highway 121                                  Mount Zion, Illinois
300 South 4th Street                                    Pekin, Illinois
3500 Court Street                                       Pekin, Illinois (a)
103 West Forrest Hill                                   Peoria, Illinois
111 North Jefferson Avenue                              Peoria, Illinois
201B Northwoods Mall                                    Peoria, Illinois (a)
700 Main Street                                         Peoria, Illinois
2515 West Lake Avenue                                   Peoria, Illinois
3222 West Harmon Highway                                Peoria, Illinois
4125 North Sheridan Road                                Peoria, Illinois (a)
4600 Brandywine Drive                                   Peoria, Illinois
7620 North University                                   Peoria, Illinois (a)
525 West Washington Street                              Pittsfield, Illinois

__________________
(a) Leased

       Address                                                  City
- -----------------------                                -----------------------
116 East Main Street                                    Princeville, Illinois
706 Maine Street                                        Quincy, Illinois (a)
24th and Broadway                                       Quincy, Illinois
416 West Front Street                                   Roanoke, Illinois
116 South Congress                                      Rushville, Illinois
2659 Farragut Drive**                                   Springfield, Illinois (a)
1881 Washington Road                                    Washington, Illinois
200 South Market                                        Waterloo, Illinois

___________________
(a) Leased
**  Loan Origination Office


ITEM 3.  LEGAL PROCEEDINGS

       FFC and FF Bank are involved as plaintiff or defendant in various legal actions incidental to their business, all of which in the aggregate are believed by management of FFC not to represent an adverse risk of loss which would be material to the financial condition or operations of FFC. See Note Q to FFC's consolidated financial statements, filed at Exhibit 13(a) hereto, for further discussion.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

       The information required by this item is incorporated herein by reference from Management's Discussion and Analysis filed at Exhibit 13(b) hereto. FFC's Board of Directors has discretion to declare and pay dividends on FFC's common stock from time to time under Wisconsin law, unless such payment would render FFC insolvent. Also, see Exhibit 10(l), "Form of Indenture", for further limitations on payment of dividends on FFC's common stock.

       Also, relative to OTS restrictions on the payment of dividends by FF Bank to FFC, see Note L to FFC's consolidated financial statements filed at Exhibit 13(a) hereto. Also, see Item 1, "Business - Regulation".

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


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

       "Management's Discussion and Analysis of Financial Condition and Results of Operations" is filed at Exhibit 13(b) hereto.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       FFC's consolidated financial statements are filed at Exhibit 13(a) hereto. Quarterly financial information is included as a part of "Management's Discussion and Analysis of Financial Condition and Results of Operations" filed at Exhibit 13(b) hereto. Schedule II includes the required schedule for "Guarantees of Securities of Other Issuers".


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information required by this item regarding directors is incorporated by reference from pages 5 to 9 and 16 of the proxy statement for FFC's 1995 annual meeting of shareholders, filed with the Securities and Exchange Commission on March 24, 1995. Information acquired by this item regarding executive officers is included herein at page 29 and regarding directors at pages 5 - 7 of the proxy statement.


ITEM 11.  EXECUTIVE COMPENSATION

       The information regarding executive compensation required by this item is incorporated herein by reference from pages 9 - 15 of the proxy statement for FFC's 1995 annual meeting of shareholders, filed with the Securities and Exchange Commission on March 24, 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

       The information required by this item is incorporated herein by reference from pages 3 - 4 of the proxy statement for FFC's 1995 annual meeting of shareholders, filed with the Securities and Exchange Commission on March 24, 1995.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated herein by reference from page 17 of the proxy statement for FFC's 1995 annual meeting of shareholders, filed with the Securities and Exchange Commission on March 24, 1995.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

       (a)(1) The following consolidated financial statements of the Registrant and its subsidiaries for the year ended December 31, 1994, including the related notes and the report of the independent auditors are incorporated herein by reference from Exhibit 13a of this Report.

       Report of Independent Auditors

       Consolidated Balance Sheets - December 31, 1994 and 1993.

       Consolidated Statements of Income - Years ended December 31, 1994, 1993 and 1992.

       Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1994, 1993 and 1992.

       Consolidated Statements of Cash Flows - Years Ended December 31, 1994, 1993 and 1992.

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

       3(a) Articles of Incorporation of Registrant dated February 21, 1984, as amended, and restated on January 18, 1995. (Incorporated herein by reference to Exhibit 3.1 to Pre-Effective Amendment
                No. 1 to Registrant's Registration Statement on Form S-4 [Registration No. 33-56823] filed on January 26, 1995).

       3(b) Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed on March 25, 1985).

       4(b) Form of Certificate of Common Stock (incorporated herein by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-1 [Registration No. 2-88289] filed on December 7, 1983).

       10(a) Employment Contract of Registrant with John C. Seramur dated January 1, 1989, (incorporated by reference from Annual Report on Form 10-K for 1989 filed on March 29, 1990).

       10(b) Employment Agreement between Registrant and Robert M. Salinger dated August 16, 1989, (incorporated by reference from Annual Report on Form 10-K for 1989 filed on March 29, 1990).

       10(c) Deferred Compensation Agreement between First State Savings of Wisconsin and Paul C. Kehrer (incorporated herein by reference to Exhibit 10.8 to Amendment No. 2 to Registrant's Registration Statement on Form S-1 [Registration No. 2-88289] filed on February 14, 1984).

       10(d) Stock Option Plan of Registrant (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to Registrant's Registration Statement on Form S-1 [Registration No. 2-88289] filed on February 14, 1984).

       10(e) Supplemental Executive Profit Sharing Plan dated December 21, 1987 (incorporated herein by reference to Exhibit 10(q) to Post-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-1 [Registration No. 33- 16948] filed on February 29, 1988).

       10(f) Form of Executive Supplemental Life Insurance Plan dated April 10, 1989 (incorporated herein by reference from Annual Report on Form 10-K for 1989 filed on March 26, 1990).

       10(g) First Financial Corporation Stock Option Plan III dated April 24, 1991 (incorporated herein by reference from Annual Report on Form 10-K for 1991 filed on March 27, 1992).

       10(h) Form of Supplemental Executive Retirement Plan dated August 1, 1989, and amended on November 1, 1991 (incorporated herein by reference from Annual Report on Form 10-K for 1991 filed on March 27, 1992).

       10(i) Employment Agreement between Registrant and Donald E. Peters dated August 16, 1989 and amended August 19, 1992. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(j) Employment Agreement between Registrant and Harry K. Hammerling dated August 16, 1989 and amended August 19, 1992. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(k) Acquisition Agreement among Westinghouse Financial Services, Inc., Westinghouse Savings Corporation and FF Bank, FSB dated September 14, 1992 (incorporated herein by reference to the Current Report filed by the Registrant on Form 8-K on September 29, 1992).

       10(l)    Form of  Indenture  between  the  Registrant  and  Norwest  Bank
                Wisconsin, N.A. as trustee relative to issuance of 8.0% Subordinated Notes due November 1, 1999 (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 [Registration No. 33-52638] on October 9, 1992).

       10(m)    Directors'    Retirement   Plan   dated   November   18,   1992.
                (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(n) Consulting Agreement between Registrant and Robert S. Gaiswinkler dated January 1, 1993. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(o) Agreement and Plan of Merger by and among NorthLand Bank of Wisconsin, SSB, First Financial Corporation and FF Bank, FSB dated October 13, 1993 (incorporated herein by reference to Exhibit 2 to the Registrant's Registration Statement on Form S-4 [Registration No. 33-51487] filed on December 16, 1993.)

       10(p) Deferred Compensation Plan and Trust, dated January 1, 1988 and amended January 1, 1993. (Incorporated herein by reference from Annual Report on Form 10-K for 1993 filed on March 29, 1994.)

       10(q)    Promissory  Note  relating  to   Registrant's   commercial  bank
                line-of-credit agreement dated April 30, 1994.

       10(r)    Employment   Agreement   between   Registrant   and   Thomas  H.
                Neuschaefer dated June 14, 1994.

       10(s) Employment Agreement between Registrant and Kenneth F. Csinicsek dated June 14, 1994.

       10(t) Agreement and Plan of Reorganization among First Financial Corporation, First Financial Acquisition Company, and FirstRock Bancorp, Inc. dated October 26, 1994 and amended December 5, 1994 (incorporated herein by reference to Exhibits 2.1 and 2.2 to the Registrant's Registration Statement on Form S-4 [Registration No. 33-56823] filed on December 12, 1994).

       13(a)    Consolidated Financial Statements

       13(b) Management Discussion and Analysis of Financial Condition and Results of Operations

       22       Subsidiaries of the Registrant

       24 Consent of Ernst & Young LLP for Registration Statement No. 2-90005 as filed with the Securities and Exchange Commission ("SEC") on March 16, 1984, for Registration Statement No. 33-17304 as filed with the SEC on September 17, 1987, Post-Effective Amendment No. 5 to Form S-1 on Form S-8 [Registration No. 33-16948], as filed with the SEC on May 12, 1988 for Registration Statement No. 33-36295 as filed with the SEC on August 9, 1990, Registration Statement No. 33-69856 as filed with the SEC on October 1, 1993, Registration Statement
                No. 33-51487 filed with the SEC on January 13, 1994 and Registration Statement No. 33-56823 filed with the SEC on January 27, 1995.

       27       Financial Data Schedule

       (b)      Reports on Form 8-K.

                On November 3, 1994, the Registrant filed a Current Report on Form 8-K with the SEC announcing that FFC entered into a definitive agreement, on October 26, 1994, to acquire FirstRock Bancorp, Inc. (FirstRock) of Rockford, Illinois.

                On December 7, 1994, the Registrant filed a Current Report on Form 8-K with the SEC reporting an amendment to the above noted definitive agreement to acquire FirstRock.

       (c) Exhibits to this Report on Form 10-K required by Item 601 of Regulation S-K are attached or incorporated herein by reference as stated in the Index to Exhibits.

       (d) The report of independent auditors and the financial statement schedules listed in subsections (a)(1) and (2) above are filed at Exhibits 13(a) to this Report on Form 10-K in response to the requirements of Items 8 and 14(d) of this Report on Form 10-K.

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


                                            Date: March 27, 1995


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/ John C. Seramur                 By:   /s/ Thomas H. Neuschaefer
   ------------------------------------      ----------------------------
          John C. Seramur                          Thomas H. Neuschaefer
          President                                Vice President, Treasurer and
          Chief Executive Officer                  Chief Financial Officer
          Director                                 Date: March 27, 1995
          Date: March 27, 1995


                                           By:  /s/ Robert S. Gaiswinkler
                                              -------------------------------
                                                    Robert S. Gaiswinkler
                                                    Chairman of the Board
                                                    Director
                                                    Date: March 27, 1995



By:  /s/ Gordon M. Haferbecker              By:  /s/ James O. Heinecke
   -----------------------------------         ------------------------
         Gordon M. Haferbecker                       James O. Heinecke
         Director                                    Director
         Date: March 27, 1995                        Date: March 27, 1995

By:  /s/ Robert T. Kehr                     By:
   -----------------------------------         --------------------------

         Robert T. Kehr                              Paul C. Kehrer
         Director                                    Director
         Date: March 27, 1995                        Date: March 27, 1995


By:  /s/ Robert P. Konopacky                By: /s/ Dr. George R. Leach
   -----------------------------------         --------------------------
         Robert P. Konopacky                        Dr. George R. Leach
         Director                                   Director
         Date: March 27, 1995                       Date: March 27, 1995


By:  /s/ Ignatius H. Robers                 By:  /s/ John H. Sproule
   ------------------------------------        ----------------------
         Ignatius H. Robers                          John H. Sproule
         Director                                    Director
         Date: March 27, 1995                        Date: March 27, 1995


By:  /s/ Ralph R. Staven                    By: /s/ Norman L. Wanta
   ------------------------------------         ---------------------
         Ralph R. Staven                            Norman L. Wanta
         Director                                   Director
         Date: March 27, 1995                       Date: March 27, 1995


By:  /s/ Arlyn G. West
   ------------------------------------
         Arlyn G. West
         Director
         Date: March 27, 1995

                                 EXHIBIT INDEX

Schedule II     Guarantees of Securities of Other Issuers


       3(a) Articles of Incorporation of Registrant dated February 21, 1984, as amended, and restated on January 18, 1995. (Incorporated herein by reference to Exhibit 3.1 to Pre-Effective Amendment
                No. 1 to Registrant's Registration Statement on Form S-4 [Registration No. 33-56823] filed on January 26, 1995).

       3(b) Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed on March 25, 1985).

       4(b) Form of Certificate of Common Stock (incorporated herein by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-1 [Registration No. 2-88289] filed on December 7, 1983).

       10(a) Employment Contract of Registrant with John C. Seramur dated January 1, 1989, (incorporated by reference from Annual Report on Form 10-K for 1989 filed on March 29, 1990).

       10(b) Employment Agreement between Registrant and Robert M. Salinger dated August 16, 1989, (incorporated by reference from Annual Report on Form 10-K for 1989 filed on March 29, 1990).

       10(c) Deferred Compensation Agreement between First State Savings of Wisconsin and Paul C. Kehrer (incorporated herein by reference to Exhibit 10.8 to Amendment No. 2 to Registrant's Registration Statement on Form S-1 [Registration No. 2-88289] filed on February 14, 1984).

       10(d) Stock Option Plan of Registrant (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to Registrant's Registration Statement on Form S-1 [Registration No. 2-88289] filed on February 14, 1984).

       10(e) Supplemental Executive Profit Sharing Plan dated December 21, 1987 (incorporated herein by reference to Exhibit 10(q) to Post-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-1 [Registration No. 33- 16948] filed on February 29, 1988).

       10(f) Form of Executive Supplemental Life Insurance Plan dated April 10, 1989 (incorporated herein by reference from Annual Report on Form 10-K for 1989 filed on March 26, 1990).

       10(g) First Financial Corporation Stock Option Plan III dated April 24, 1991 (incorporated herein by reference from Annual Report on Form 10-K for 1991 filed on March 27, 1992).

       10(h) Form of Supplemental Executive Retirement Plan dated August 1, 1989, and amended on November 1, 1991 (incorporated herein by reference from Annual Report on Form 10-K for 1991 filed on March 27, 1992).

       10(i) Employment Agreement between Registrant and Donald E. Peters dated August 16, 1989 and amended August 19, 1992. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(j) Employment Agreement between Registrant and Harry K. Hammerling dated August 16, 1989 and amended August 19, 1992. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(k) Acquisition Agreement among Westinghouse Financial Services, Inc., Westinghouse Savings Corporation and FF Bank, FSB dated September 14, 1992 (incorporated herein by reference to the Current Report filed by the Registrant on Form 8-K on September 29, 1992).

       10(l)    Form of  Indenture  between  the  Registrant  and  Norwest  Bank
                Wisconsin, N.A. as trustee relative to issuance of 8.0% Subordinated Notes due November 1, 1999 (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 [Registration No. 33-52638] on October 9, 1992).

       10(m)    Directors'    Retirement   Plan   dated   November   18,   1992.
                (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(n) Consulting Agreement between Registrant and Robert S. Gaiswinkler dated January 1, 1993. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(o) Agreement and Plan of Merger by and among NorthLand Bank of Wisconsin, SSB, First Financial Corporation and FF Bank, FSB dated October 13, 1993 (incorporated herein by reference to Exhibit 2 to the Registrant's Registration Statement on Form S-4 [Registration No. 33-51487] filed on December 16, 1993.)

       10(p) Deferred Compensation Plan and Trust, dated January 1, 1988 and amended January 1, 1993. (Incorporated herein by reference from Annual Report on Form 10-K for 1993 filed on March 29, 1994.)

       10(q)    Promissory  Note  relating  to   Registrant's   commercial  bank
                line-of-credit agreement dated April 30, 1994.

       10(r)    Employment   Agreement   between   Registrant   and   Thomas  H.
                Neuschaefer dated June 14, 1994.

       10(s) Employment Agreement between Registrant and Kenneth F. Csinicsek dated June 14, 1994.

       10(t) Agreement and Plan of Reorganization among First Financial Corporation, First Financial Acquisition Company, and FirstRock Bancorp, Inc. dated October 26, 1994 and amended December 5, 1994 (incorporated herein by reference to Exhibits 2.1 and 2.2 to the Registrant's Registration Statement on Form S-4 [Registration No. 33-56823] filed on December 12, 1994).

       13(a)    Consolidated Financial Statements

       13(b) Management Discussion and Analysis of Financial Condition and Results of Operations

       22       Subsidiaries of the Registrant

       24       Consent  of Ernst & Young  LLP for  Registration  Statement  No.
                2-90005 as filed with the SEC on March 16, 1984, for Registration Statement No. 33-17304 as filed with the SEC on September 17, 1987, Post-Effective Amendment No. 5 to Form S-1 on Form S-8 [Registration No. 33-16948], as filed with the SEC on May 12, 1988 for Registration Statement No. 33-36295 as filed with the SEC on August 9, 1990, Registration Statement No. 33-69856 as filed with the SEC on October 1, 1993, Registration Statement No. 33-51487 filed with the SEC on January 13, 1994 and Registration Statement No. 33-56823 filed with the SEC on January 27, 1995.

       27       Financial Data Schedule

            SCHEDULE II - GUARANTEES OF SECURITIES OF OTHER ISSUERS

            SCHEDULE II - GUARANTEES OF SECURITIES OF OTHER ISSUERS
                          FIRST FINANCIAL CORPORATION
                               DECEMBER 31, 1994

         Column A                  Column B             Column C    Column D    Column E      Column F         Column G

                                                                    Amount                               Default By Issuer
                                                                   Owned By                                 Of Securities
                                                                    Person       Amount In                    Guaranteed
                                                        Total         Or         Treasury                   In Principal,
        Name Of                                         Amount      Persons         Of                    Interest, Sinking
  Issuer of Securities          Title Of Issue        Guaranteed   For Which    Issuer Of                Fund or Redemption
Guaranteed By Person For       Of Each Class Of           And      Statement    Securities   Nature Of      Provisions, or
Which Statement Is Filed     Securities Guaranteed    Outstanding   Is Filed    Guaranteed   Guarantee        Payment Of
- ------------------------     ---------------------    -----------  ---------    ----------   ----------  -------------------
Industrial Development
  Revenue Bonds:

City of Greenfield, WI       $3,185,000 Industrial
Edgewood Plaza Joint          Development Revenue
Venture                       Refunding Bonds,
                              Series 1992             $ 2,685,000     None         None         P&I             None

City of Maplewood, MN        $4,525,000 Variable
Angeles Partners 16, A        Rate Demand Multi-
California Limited            family Housing Revenue
Partnership                   Refunding Bonds,
                              Series 1993               4,525,000     None         None         P&I             None

City of Maple Grove, MN
Maple Investments, a         $2,300,000 Industrial
Minnesota General Part-       Revenue Bonds, Series
nership                       1986                      2,055,000     None         None         P&I             None

Housing Authority For        $7,000,000 Convertible
The City of Waukesha,         Variable Rate Demand
WI, Caroline Apart-           Multifamily Housing
ments Limited Part-           Revenue Bonds,
nership                       Series A                $ 1,950,000     None         None         P&I             None

   TOTAL                                              $11,215,000

P&I = Principal and Interest Payments on Securities Guaranteed.