Form 10-Q
period 1995-03-31
FIRST FINANCIAL CORP /WI/
filed 1995-05-15
CIK 735553

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1995
                               ---------------------------------

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


                         Commission File Number 0-11889

                          FIRST FINANCIAL CORPORATION
             ______________________________________________________
             (Exact name of registrant as specified in its charter)

         Wisconsin                                          39-1471963
_______________________________                         ____________________
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

                1305 Main Street, Stevens Point, Wisconsin 54481
               _________________________________________________
                    (Address of principal executive office)

                                 (715) 341-0400
               _________________________________________________
              (Registrant's telephone number, including area code)


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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Stock, par value $1.00 per share                 29,293,620 Shares
 ---------------------------------------           -----------------------------
                Class                              Outstanding at April 30, 1995

                          FIRST FINANCIAL CORPORATION

                                Form 10-Q Index



Part I -       Financial Information

               Consolidated Balance Sheets as of March 31, 1995
                  (Unaudited) and December 31, 1994

               Unaudited Consolidated Statements of Income for
                  the Three Months Ended March 31, 1995 and 1994

               Unaudited Consolidated Statement of Changes In
                  Stockholders' Equity for the Three Months Ended
                  March 31, 1995

               Unaudited Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 1995 and
                  1994

               Notes to Unaudited Consolidated Financial Statements

               Management's Discussion and Analysis:
                  Comparison of the Consolidated Balance Sheets
                  at March 31, 1995 (Unaudited) and December 31,
                  1994

                  Comparison of the Unaudited Consolidated Statements of Income for the Three Months Ended March 31, 1995 and 1994


Part II -      Other Information

               Item 4.  Submission of Matters to a Vote of Security Holders

               Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibits

                                            FIRST FINANCIAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                                      ASSETS

                                                                    March 31,
                                                                      1995                 December 31,
                                                                   (Unaudited)                 1994
                                                                  ------------             ----------
                                                                             (In thousands)

Cash                                                              $   98,148               $   94,064
Federal funds sold                                                    10,035                   23,890
Interest-earning deposits                                              7,646                    1,024
                                                                  ----------               ----------
     Cash and cash equivalents                                       115,829                  118,978

Securities available for sale (at fair value):
     Investment securities                                            62,871                   68,959
     Mortgage-related securities                                     199,917                  201,373
Securities held to maturity (at amortized cost):
     Investment securities (fair value
       of $142,345,000--1995 and
       124,434,000--1994)                                            144,939                  129,301
     Mortgage-related securities (fair
       value of $1,245,409,000--1995
       and $1,263,755,000--1994)                                   1,266,485                1,301,118
Loans receivable:
     Held for sale                                                    10,722                   11,736
     Held for investment                                           3,495,843                3,458,711
Foreclosed properties and repossessed
     assets                                                            5,141                    5,216
Real estate held for investment or sale                                7,823                    7,706
Office properties and equipment, at cost                              53,208                   53,927
Intangible assets, less accumulated
     amortization                                                     25,415                   26,726
Other assets                                                         114,232                  118,073
                                                                  ----------               ----------

                                                                  $5,502,425               $5,501,824
                                                                  ==========               ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                          $4,403,121               $4,381,455
Borrowings                                                           688,226                  708,446
Advance payments by borrowers for
     taxes and insurance                                              33,701                   15,986
Other liabilities                                                     37,910                   68,629
                                                                  ----------               ----------
        Total liabilities                                          5,162,958                5,174,516
                                                                  ----------               ----------

Stockholders' equity:
     Serial preferred stock, $1 par value,
       3,000,000 shares authorized; none
     outstanding
     Common stock, $1 par value, 75,000,000
       shares authorized; shares issued and
       outstanding: 29,251,255-1995;
       29,125,858-1994                                                29,251                   29,126
     Additional paid-in capital                                       47,719                   50,129
     Net unrealized loss on
      securities available for sale                                   (5,712)                  (8,619)
     Treasury stock                                                      --                    (3,669)
     Common stock purchased by
      employee benefit plans                                          (1,061)                  (1,608)
     Retained earnings (substantially
      restricted)                                                    269,270                  261,949
                                                                  ----------               ----------
        Total stockholders' equity                                   339,467                  327,308
                                                                  ----------               ----------

                                                                  $5,502,425               $5,501,824
                                                                  ==========               ==========

See notes to unaudited consolidated financial statements.

                          FIRST FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                         ------------------------------
                                                                           1995                   1994
                                                                         ---------              -------
                                                                             (In thousands, except
                                                                               per share amounts)
Interest income:
   Mortgage loans                                                         $ 45,523             $ 43,715
   Other loans                                                              28,359               23,684
   Mortgage-related securities                                              25,480               19,486
   Investments                                                               3,440                4,294
                                                                          --------             --------
     Total interest income                                                 102,802               91,179
Interest expense:
   Deposits                                                                 45,167               43,444
   Borrowings                                                               11,437                5,391
                                                                          --------             --------
     Total interest expense                                                 56,604               48,835
                                                                          --------             --------
     Net interest income                                                    46,198               42,344
Provision for losses on loans                                                2,119                1,468
                                                                          --------             --------
                                                                            44,079               40,876
Non-interest income:
   Deposit account service fees                                              2,620                2,431
   Loan fees and service charges                                             2,457                2,261
   Insurance and brokerage sales
     commissions                                                             2,052                1,971
   Service fees on loans sold                                                1,969                1,832
   Net gain on sales of loans                                                   37                1,337
   Net gain on sales of securities
      available for sale                                                        11                  936
   Other                                                                     1,107                  851
                                                                          --------             --------
      Total non-interest income                                             10,253               11,619
                                                                          --------             --------
      Operating income                                                      54,332               52,495
                                                                          --------             --------
Non-interest expense:
   Compensation, payroll taxes
     and benefits                                                           13,177               13,367
   Acquisition-related costs                                                 6,458                  --
   Federal deposit insurance premiums                                        2,529                2,590
   Occupancy                                                                 2,350                2,380
   Marketing                                                                 2,115                1,137
   Data processing                                                           1,725                1,876
   Telephone and postage                                                     1,693                1,566
   Loan expenses                                                             1,455                1,616
   Furniture and equipment                                                   1,412                1,538
   Amortization of intangible assets                                         1,311                1,344
   Net cost (income) from operations
    of foreclosed properties                                                    18                  345
   Other                                                                     2,755                2,994
                                                                          --------             --------
     Total non-interest expense                                             36,998               30,753
                                                                          --------             --------
Income before income taxes                                                  17,334               21,742
Income taxes                                                                 6,507                8,261
                                                                          --------             --------
Net income                                                                $ 10,827             $ 13,481
                                                                          ========             ========

Earnings per share:
  Primary                                                                 $   0.36             $   0.45
  Fully diluted                                                           $   0.36             $   0.45

Cash dividends per share                                                  $   0.12             $   0.10

See notes to unaudited consolidated financial statements.

                          FIRST FINANCIAL CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                For The Three Month Period Ended March 31, 1995
                                  (Unaudited)

                                                                       Net
                                                                    Unrealized
                                                                     Holding                           Common
                                       Common                         Gain                             Stock
                                      Stock and                     (Loss) On                         Purchased
                                      Additional                    Securities                        by Employee
                                       Paid-In        Retained      Available         Treasury         Benefit         Stockholders
                                       Capital        Earnings       For Sale          Stock           Plans (1)          Equity
                                      ---------       --------      ----------        --------        -----------        ---------
                                                                       (in thousands)
Balances at
  December 31, 1994                   $ 57,310        $226,045      $ (5,400)        $    --          $    --            $277,955

Pooling-of-interests--
  FirstRock Bancorp,
  Inc.                                  21,945          35,904        (3,219)          (3,669)          (1,608)            49,353
                                      --------        --------      --------         --------         --------           --------

Restated balances at
  December 31, 1994                     79,255         261,949        (8,619)          (3,669)          (1,608)           327,308

Net income for the
  three months ended
  March 31, 1995                                        10,827                                                             10,827

Payment for fractional
  shares                                    (5)                                                                                (5)

Cash dividends
  ($0.12 per share)                                     (3,506)                                                            (3,506)

Exercise of stock
  options                                  369                                            423                                 792

Payment on ESOP loan                                                                                        38                 38

Amortization of Retention
  and Recognition Plan
  (RRP) shares                                                                                              31                 31

Vesting of RRP shares at
  acquisision                                                                                              464                464

Reversion of unallocated
  RRP shares to FFC                                                                       (14)              14                 --

Tax benefit related to
  vested RRP shares and
  non-incentive options
  exercised                                611                                                                                611

Treasury shares retired
  upon acquisition of
  FirstRock Bancorp,
  Inc.                                  (3,260)                                         3,260                                  --

Change in net unrealized
  holding loss on
  securities available
  for sale                                                             2,907                                                2,907
                                      --------        --------      --------         --------         --------           --------

Balances at March 31,
  1995                                $ 76,970        $269,270      $ (5,712)        $     --         $ (1,061)          $339,467
                                      ========        ========      ========         ========         ========           ========

(1) Balance at March 31, 1995 consists entirely of common stock purchased by the Employee Stock Ownership Plan (ESOP).

See notes to unaudited consolidated financial statements.

                          FIRST FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                                ----------------------------
                                                                                                    1995                1994
                                                                                                ----------           ---------
OPERATING ACTIVITIES                                                                                   (In thousands)

   Net income                                                                                   $  10,827            $  13,481
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Increase in accrued interest on loans                                                        (1,559)                 (62)
      Increase in accrued interest on deposits                                                      1,695                  301
      Mortgage loans originated for sale                                                          (22,105)            (143,679)
      Proceeds from sales of loans held for sale                                                   23,429              198,737
     Provision for depreciation                                                                     1,491                1,755
      Provision for losses on loans                                                                 2,119                1,468
      Provision for losses on real estate and other assets                                            629                  225
      Unrealized loss on impairment of mortgage-related securities                                     --                   --
      Amortization of cost in excess of net assets of
        acquired businesses                                                                           208                  156
      Amortization of core deposit intangibles                                                      1,103                1,188
      Amortization of purchased mortgage servicing rights                                             181                  342
      Net gain on sales of loans and assets                                                           (38)              (2,353)
      Other-net                                                                                     8,366               (6,645)
                                                                                                ---------            ---------
     Net cash provided by operating activities                                                     26,346               64,914

INVESTING ACTIVITIES

   Proceeds from sales of investment securities available for sale                                  2,382               45,541
   Proceeds from maturities of investment securities held
     to maturity                                                                                   13,785               22,722
   Purchases of investment securities held to maturity                                            (25,353)              (6,762)
   Proceeds from sales of mortgage-related securities available
        for sale                                                                                       --               12,459
   Principal payments received on mortgage-related securities                                      39,625              104,582
   Purchases of mortgage-related securities held to maturity                                           --             (164,958)
   Proceeds from sale of finance company receivables                                                   --                6,665
   Principal received on loans receivable                                                         123,783              151,610
   Loans originated for portfolio                                                                (165,125)            (231,881)
   Additions to office properties and equipment                                                    (1,538)                (408)
   Proceeds from sales of foreclosed properties and
      repossessed assets                                                                            2,008                1,986
   Business acquisitions (net of cash and cash equivalents
     acquired of $4,593,000--1994):
        Investment securities held to maturity                                                         --               (4,785)
        Mortgage-related securities held to maturity                                                   --              (16,742)
        Loans receivable                                                                               --              (96,748)
        Office properties                                                                              --               (2,387)
        Intangible assets                                                                              --                 (699)
        Deposits and related accrued interest                                                          --              114,297
        Borrowings                                                                                     --                  750
        Stockholders' equity                                                                           --               11,401
        Other-net                                                                                      --                 (494)
                                                                                                ---------            ---------
     Net cash used in investing activities                                                        (10,433)             (53,851)

FINANCING ACTIVITIES

   Net increase (decrease) in deposits                                                             19,971               (6,748)
   Net increase in advance payments by borrowers for
     taxes and insurance                                                                           17,715               16,140
   Funding of official checks for borrower tax escrows                                            (34,953)                  --
   Proceeds from borrowings                                                                       470,370              135,000
   Repayments of borrowings                                                                      (490,590)            (196,581)
   Proceeds from exercise of stock options                                                            792                  371
   Proceeds from vesting of employee benefit plans                                                  1,139                  104
   Payments of cash dividends to stockholders                                                      (3,506)              (2,538)
                                                                                                ---------            ---------
     Net cash provided by (used in) financing activities                                          (19,062)             (54,252)
                                                                                                ---------            ---------

Decrease in cash and cash equivalents                                                              (3,149)             (43,189)
Cash and cash equivalents at beginning of period                                                  118,978              138,018
                                                                                                ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $ 115,829            $  94,829
                                                                                                =========            =========


See notes to unaudited consolidated financial statements.

                          FIRST FINANCIAL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - PRINCIPLES OF CONSOLIDATION

        The unaudited consolidated financial statements include the accounts and results of operations of First Financial Corporation (FFC) and its wholly-owned subsidiary, First Financial Bank, FSB (FF Bank). Significant intercompany accounts and transactions have been eliminated in consolidation. FFC uses the calendar year as its fiscal year.

        The financial statements reflect adjustments, all of which are of a normal recurring nature, and in the opinion of management, necessary for a fair statement of the results for the interim periods, and are presented on an unaudited basis. The operating results for the first three months of 1995 are not necessarily indicative of the results which may be expected for the entire 1995 fiscal year. The December 31, 1994 balance sheet included herein is derived from the consolidated financial statements included in FFC's 1994 Annual Report to Shareholders. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in FFC's 1994 Annual Report to Shareholders. See Note B for information relative to business combinations.


NOTE B - FIRST FINANCIAL CORPORATION

        At March 31, 1995, FFC conducted business as a nondiversified unitary thrift holding company and its principal assets were all of the capital stock of FF Bank. The primary business of FFC is the business of FF Bank. FFC's activities are currently comprised of providing limited administrative services to FF Bank.

        On February 28, 1995, FFC acquired FirstRock Bancorp, Inc. ("FirstRock") of Rockford, Illinois. In the acquisition, 4,366,412 shares of FFC common stock were issued to FirstRock shareholders based upon an exchange ratio of 1.7893 shares of FFC common stock for each outstanding share of FirstRock common stock. Upon closing, FirstRock's subsidiary, First Federal Savings Bank, FSB ("First Federal") was merged into FF Bank with First Federal's six offices now operating as branch banking offices of FF Bank. The transaction was accounted for as a pooling-of-interests and, accordingly, financial statements for all periods presented have been restated to include the results of FirstRock.

        On February 28, 1995 FirstRock had assets (unaudited) of $376,473,000 and shareholders' equity (unaudited) of $48,430,000. The total income and net income (loss) for the two-month period ended February 28, 1995 (unaudited), which reflects the pre-merger results of FFC and FirstRock that are included in the first quarter 1995 results of operations, are as follows:



                                                                               Net
                                                     Total                    Income
                                                     Income                   (Loss)
                                                     ------                  -------
        FFC                                         $69,579                  $ 9,348
        FirstRock                                     5,383                   (3,091)
                                                    -------                  -------

                                                    $74,962                  $ 6,257
                                                    =======                  =======


        A reconciliation of total income, net income and earnings per share (unaudited), as previously reported, with restated amounts for the first quarter of 1994 follows:

                                                                              Earnings
                                        Total                Net                 Per
                                        Income              Income              Share
                                       --------            -------             -------
        Previously Reported            $ 94,647            $12,280              $ 0.49
                                                                                ======
        FirstRock                         8,151              1,201
                                       --------            -------

        As Restated                    $102,798            $13,481              $ 0.45
                                       ========            =======              ======



         As a result of the FirstRock acquisition, FFC and FirstRock incurred expenses i) in conjunction with the acquisition itself and ii) relative to the reorganization of FirstRock's operations following the acquisition. The acquisition/transaction costs and charges aggregated $6.5 million on a pre-tax basis and $4.0 million on an after-tax basis, or $0.14 per share. Management of FFC anticipates that, subsequent to the end of the first quarter, significant cost savings will be realized through the recently completed consolidation of operations, including data processing, customer servicing and administrative office functions.

         On February 26, 1994, the Corporation completed the acquisition of NorthLand Bank of Wisconsin, SSB (NorthLand) of Ashland, Wisconsin. The Corporation issued approximately 938,000 shares of common stock, valued in the aggregate at $14.2 million, at the time of the acquisition. The acquisition of NorthLand had been accounted for as a pooling-of-interests and 1994 amounts had been adjusted to reflect the transaction as if it had occurred on January 1, 1994.

NOTE C - EARNINGS PER SHARE

        Primary and fully diluted earnings per share for the periods ended March 31, 1995 and 1994 have been determined based on the weighted average number of common shares outstanding during each period and common equivalent shares, using the treasury share method, outstanding at the end of each period. FFC's common stock equivalents consist entirely of stock options. Weighted average common shares have been adjusted for all periods presented to reflect the restatement for FirstRock shares. See Exhibit 11 to this Report for a detailed computation of earnings per share.

NOTE D - CONTINGENT LIABILITIES

        The Bank has previously entered into agreements whereby, for an annual fee, certain securities are pledged as secondary collateral in connection with the issuance of industrial development revenue bonds. At March 31, 1995, mortgage-related securities and investment securities with a carrying value of approximately $6.2 million were pledged as collateral for bonds in the aggregate principal amount of $4.0 million. Additional bond issues totaling $7.2 million are supported by letters of credit issued by FF Bank, in lieu of specific collateral. At March 31, 1995, each of the outstanding collateral agreements was current with regard to bond debt-service payments.


NOTE E - DIVIDENDS PAID OR DECLARED TO STOCKHOLDERS

        The Board of Directors of FFC declared a $0.12 per share quarterly cash dividend payable on March 31, 1995 to shareholders of record of the common stock on March 15, 1995.

NOTE F - REGULATORY CAPITAL REQUIREMENTS

        Current  Office  of  Thrift   Supervision   (OTS)   regulatory   capital
requirements for federally-insured thrift institutions include a tangible capital to tangible assets ratio, a core leverage capital to adjusted tangible assets ratio and a risk-based capital measurement based upon assets weighted for their inherent risk. As of March 31, 1995, FF Bank exceeded all OTS capital requirements as displayed below.

                                               Required                Actual
                                                 OTS                   FF Bank
                                                Ratio                   Ratio
                                               --------                --------
Tangible capital                                1.50%                    6.45%
Core leverage capital                           3.00                     6.80
Risk-based capital                              8.00                    14.42


The OTS also has a requirement for calculating an interest rate risk component of capital. Under this requirement, savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance-sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates (except when the three-month Treasury bond equivalent yield falls below 4%, then the decrease will be equal to one-half of that Treasury rate) divided by the estimated economic value of the institution's assets. That dollar amount is deducted from the institution's total capital in calculating risk-based capital. At March 31, 1995, FF Bank was not required to deduct any amount from capital as a result of interest rate risk exposure.

         The OTS also has proposed to increase the minimum required core capital ratio from the current 3% level to a range of 4% to 5% for all but the most highly rated financial institutions. While the OTS has not taken final action on such proposal, it has adopted a prompt corrective action ("PCA") regulation that classifies any savings institution with a core capital ratio of less than 4% (3% for the most highly rated institutions) as "undercapitalized".
FF Bank is not subject to any PCA sanctions.

NOTE G - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                     For The
                                                                                Three Months Ended
                                                                                    March 31,
                                                                             -------------------------
                                                                              1995              1994
                                                                             -------          -------
                                                                                  (In thousands)
Supplemental disclosure of cash flow information:
   Cash paid or credited to accounts during
      period for:
     Interest on deposits and borrowings                                     $ 54,211        $ 48,506
     Income taxes                                                               1,140           3,441
   Non-cash investing activities:
     Mortgage loans transferred to held for sale
      portfolio                                                                   421          12,236
     Loans receivable transferred to foreclosed
      properties                                                                1,818           1,357
     Change in net unrealized holding gain (loss)
      on securities available for sale                                          2,907          (5,702)


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

       The following Management's Discussion and Analysis, including the comparison of balance sheet and income statement data, reflects the restatement of all prior period financial data to include FirstRock. See Note B to the Financial Statements.

                 COMPARISON OF THE CONSOLIDATED BALANCE SHEETS
              AT MARCH 31, 1995 (UNAUDITED) WITH DECEMBER 31, 1994

General:

          Total assets remained almost constant at $5.502 billion at March 31, 1995 and at December 31, 1994. Deposits increased to $4.403 billion at March 31, 1995 from $4.381 billion at year-end 1994 while borrowings decreased to $688.2 million from $708.4 million during the same time frame. Advance payments by borrowers for taxes and insurance increased by $17.7 million between December 31, 1994 and March 31, 1995 and other liabilities decreased $30.7 million from December 31, 1994 to March 31, 1995. Borrowers advance payments routinely show net increases throughout the first quarter as receipts exceed insurance premiums and taxes paid during the quarter. The higher other liabilities balance at year-end 1994 represented the outstanding real estate property tax checks issued to municipalities on behalf of the borrowers and as those checks were paid during the first quarter, other liabilities decreased significantly. Stockholders' equity at March 31, 1995 was $339.5 million, up from $327.3 million at year-end 1994.

Liquidity and Capital Resources:

          At March 31, 1995, total consolidated liquidity, consisting of cash, cash equivalents, and investment securities represented 5.88% of FFC's total assets compared with 5.77% at December 31, 1994. The Bank is in compliance with requirements relating to minimum levels of liquid assets as defined by OTS regulations. The ongoing management of liquid assets is an integral part of FFC's overall asset/liability management program as described below under "Asset/Liability Management." The cash and securities portfolios are among the most flexible assets available for shorter term liability matching. Total consolidated liquidity at March 31, 1995 increased by $6.4 million as compared to December 31, 1994 liquidity as a result of the net effect of significant changes in various categories of assets and liabilities during the three-month interim period. Some of the more significant changes in these categories, including liquid assets, can be summarized as follows:

   Consolidated
   Statement Of                                               Balance                                  Balance
Financial Condition                                         December 31,           Increases           March 31,
  Classification                                                1994              (Decreases)            1995
- -------------------                                         ------------          -----------          --------
                                                                                (In thousands)

Cash and cash equivalents                                   $  118,978             $  (3,149)          $  115,829
Securities available for
 sale:
  Investment securities                                         68,959                (6,088)              62,871
  Mortgage-related
   securities                                                  201,373                (1,456)             199,917
Securities held to
 maturity:
  Investment securities                                        129,301                15,638              144,939
  Mortgage-related
   securities                                                1,301,118               (34,633)           1,266,485






Loans receivable, in-
   cluding loans held
  for sale                                                   3,470,447                36,118            3,506,565
Office properties                                               53,927                  (719)              53,208
Intangible assets                                               26,726                (1,311)              25,415
Deposits                                                     4,381,455                21,666            4,403,121
Borrowings                                                     708,446               (20,220)             688,226
Advance payments by
   borrowers for taxes
   and insurance                                                15,986                17,715               33,701
Other liabilities                                               68,629               (30,719)              37,910
Stockholders' equity                                           327,308                12,159              339,467


        Changes noted in the "Increases (Decreases)" column of the preceding table are discussed below in the related sections of "Management's Discussion and Analysis."

        Management believes liquidity levels are proper and that adequate capital and borrowings are available through the capital markets, the Federal Home Loan Bank (FHLB) and other sources. For a discussion of regulatory capital requirements, see Note F to the unaudited consolidated financial statements.

        On an unconsolidated basis, FFC had cash of $8.2 million and subordinated debt of $55.0 million at March 31, 1995. The principal ongoing sources of funds for FFC are dividends from FF Bank. Applicable rules and regulations of the OTS impose limitations on capital distributions by savings institutions such as FF Bank. Savings institutions such as FF Bank which have capital in excess of all fully phased-in capital requirements before and after a proposed capital distribution are permitted, after giving prior notice to the OTS, to make capital distributions during a calendar year up to the greater of
(i) 100% of net income to date during the calendar year, plus the amount that would reduce by 1/2 its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or
(ii) 75% of its net income over the most recent four-quarter period.

Total Loans Receivable and Held for Sale:

        Total loans, including loans held for sale, increased $36.1 million from $3.47 billion at December 31, 1994 to $3.51 billion at March 31, 1995. Total loans are summarized below as of the dates indicated.


                                                        March 31,            December 31,          Increase
                                                          1995                   1994             (Decrease)
                                                      -------------          ------------         ----------
                                                                            (In thousands)
Real estate loans:
    One- to four-family                                $2,059,974              $2,064,232         $  (4,258)
    Multi-family                                          214,392                 215,703            (1,311)
    Commercial and non-residential                        154,559                 143,762            10,797
                                                       ----------              ----------         ---------
       Total real estate loans                          2,428,925               2,423,697             5,228

Other loans:
    Consumer                                              316,363                 304,771            11,592
    Home equity                                           247,774                 240,915             6,859
    Education                                             209,997                 192,542            17,455
    Credit cards                                          196,109                 200,747            (4,638)
    Manufactured housing                                  145,402                 152,674            (7,272)
    Business                                               18,029                  19,023              (994)

Less net items to loans receivable                        (56,034)                (63,922)            7,888
                                                       ----------              ----------         ---------

Total loans (including loans held
    for sale)                                          $3,506,565              $3,470,447         $  36,118
                                                       ==========              ==========         =========

          The major components of the increase in total loans during the first three months of 1995 were an $11.6 million increase in consumer loans and a $17.5 million increase in education loans.

          Consumer  loans  increased  $11.6  million  in 1995 due to  continuing success in marketing a second mortgage product and increased automobile financing. Student loans have increased during the first three months of 1995 as a result of increased government guaranteed portfolio acquisitions from other lenders. Home equity loans have increased $6.9 million in 1995 as customer usage of this product has continued to grow. Credit card loans decreased $4.6 million in 1995 reflecting a seasonal decline in this portfolio. Manufactured housing loan balances decreased $7.3 million as FFC exited the manufactured housing lending business in late 1994 due to unfavorable pricing practices by competitors.

          Mortgage loans held for sale were $10.7 million at March 31, 1995 as compared to $11.7 million at the end of 1994. Off-balance sheet commitments to extend credit and to sell mortgage loans totaled $27.1 million and $18.0 million, respectively, at March 31, 1995 as compared to $31.7 million and $12.4 million, respectively, at December 31, 1994. During the three months ended March 31, 1995, market interest rates generally decreased as compared to interest rate levels at the end of 1994, and continue to fluctuate. The fair value of on-balance sheet mortgage loans held for sale and off-balance sheet commitments to originate and sell mortgage loans can vary substantially depending upon the movement of interest rates. Management utilizes various methods to insulate FFC from the effects of such interest-rate movements, principally by securing forward commitments to sell loans in the secondary mortgage market. However, there can be no assurance that these means will be totally effective. Future operations may be affected by the above-discussed risk factors. Loan originations resulting from refinancing transactions, and consequently gains on sales of such refinanced loans, have decreased during this period of higher interest rates.

Mortgage-Related Securities:

          The mortgage-related securities (MBS) portfolio decreased $36.1 million during the three months ended March 31, 1995 primarily as a result of principal repayments of $39.6 million. At the end of the first quarter, FF Bank had no commitments to purchase MBSs. Also, see "Non-Accrual MBSs" for discussion of non-performing MBSs.

          The following tables set forth, at the dates indicated, the composition of the MBS portfolio including issuer, security type and financial statement carrying value as well as classification according to available-for-sale or held-to-maturity status:


                                                                              Carrying Value At
                                                                         March 31,           December 31,
                                                                           1995                 1994
                                                                        -----------          -----------
                                                                               (In Thousands)
Issuer/Security Type
  U.S. Government agencies:
     Mortgage-backed certificates                                        $  387,023           $  395,544
     Collateralized mortgage
      obligations                                                           346,436              347,817
                                                                         ----------           ----------
       Total agencies                                                       733,459              743,361
                                                                         ----------           ----------

  Private issuers:
     Mortgage-backed certificates
       Senior position                                                      632,287              658,508
       Mezzanine position                                                    98,688               98,507
     Collateralized mortgage
      obligations                                                             1,968                2,115
                                                                         ----------           ----------
       Total private issuers                                                732,943              759,130
                                                                         ----------           ----------

       Totals                                                            $1,466,402           $1,502,491
                                                                         ==========           ==========

  Total carrying value per consolidated financial
     statements, by classification:
     Available-for-sale portfolio                                        $  199,917           $  201,373
     Held to maturity portfolio                                           1,266,485            1,301,118
                                                                         ----------           ----------

       Total carrying value                                              $1,466,402           $1,502,491
                                                                         ==========           ==========

Loan Delinquencies:

     FFC monitors the delinquency status of its loan portfolio on a constant basis and initiates a borrower contact and additional collection procedures as necessary at an early date. Delinquencies and past due loans are, however, a normal part of the lending function. When the delinquency reaches the status of greater than 90 days, the loans are placed on a non-accrual basis until such time as the delinquency is reduced again to 90 days or less. Nonaccrual loans are presented separately in the following section. Loan delinquencies of 90 days or less, for the dates indicated, are summarized in the following chart:


                                                                  March 31,          December 31,
                                                                    1995               1994
                                                               -------------         ------------
                                                                         (In thousands)
Loans Delinquent 30-59 Days
  Residential real estate                                         $ 6,229               $ 8,796
  Manufactured housing                                              2,233                 2,886
  Credit card                                                       1,977                 1,964
  Commercial real estate                                              296                 1,079
  Consumer, student and other                                       7,182                 7,219
                                                                  -------               -------
                                                                  $17,917               $21,944
                                                                  =======               =======
Loans Delinquent 60-90 Days
  Residential real estate                                         $ 1,230               $   687
  Manufactured housing                                                818                   974
  Credit card                                                         949                   883
  Commercial real estate                                              705                 1,618
  Consumer, student and other                                       7,735                 5,715
                                                                  -------               -------
                                                                  $11,437               $ 9,877
                                                                  =======               =======



Total Loans Delinquent 30-90 Days
  Residential real estate                                         $ 7,459               $ 9,483
  Manufactured housing                                              3,051                 3,860
  Credit card                                                       2,926                 2,847
  Commercial real estate                                            1,001                 2,697
  Consumer, student and other                                      14,917                12,934
                                                                  -------               -------
                                                                  $29,354               $31,821
                                                                  =======               =======


        At March 31, 1995, the 30-90 day delinquencies decreased $2.4 million to $29.4 million from $31.8 million at year-end 1994. As a percent of total loans receivable, loan delinquencies decreased from 0.92% at the end of 1994 to 0.84% at March 31, 1995. The decrease relates to the net effect of i) the return to satisfactory contractual performance of various commercial real estate loan, ii) an increase of $2.3 million in student loans (which are government guaranteed) delinquent 30-90 days, iii) a decrease of $2.0 million of delinquent residential real estate loans and iv) a decrease of $800,000 in manufactured housing loans delinquent 30-90 days. All delinquent loans have been considered by management in its evaluation of the adequacy of the allowances for loan losses.

Non-Accrual Loans:

        FFC places loans into a non-accrual status when loans are contractually delinquent more than 90 days. If appropriate, loans may be placed into non-accrual status prior to becoming 90 days delinquent based upon management's analysis. Non-accrual loans are summarized, for the dates indicated, in the following table:

                                                          March 31,                December 31,
                                                            1995                       1994
                                                        -------------              --------
                                                                 (In thousands)
One- to four-family residential                            $ 5,500                   $ 5,706
Multi-family residential                                       595                       585
Commercial and other real estate                               278                       271
Manufactured housing                                           945                     1,034
Credit cards                                                 2,179                     2,031
Consumer and other                                             767                       937
                                                           -------                   -------
                                                           $10,264                   $10,564
                                                           =======                   =======


        Non-accrual loans decreased $300,000 to $10.3 million at March 31, 1995 from $10.6 million at December 31, 1994. As a percentage of net loans receivable, non-accrual loans decreased slightly to 0.29% at March 31, 1995 from 0.30% at December 31, 1994. The 1995 decrease in non-accrual loans is related to decreases of $200,000, $100,000 and $100,000 in the residential mortgage, consumer loans and commercial business loan portfolios, respectively. These decreases were offset partially by a $200,000 increase in non-accrual credit card loan balances. All of these relatively minor fluctuations demonstrate the stability of the entire collection and monitoring processes during a period including a significant acquisition. FFC has no troubled debt restructurings during 1995.

        All loans included in non-accrual status have been considered by management in its review of the adequacy of allowances for loan losses.

Non-Accrual MBSs:

        At March 31, 1995 and December 31, 1994, FFC had two non-accrual MBS's having a net carrying value, after reduction for an allowance for loss, of $12.9 million and $15.5 million, respectively. The decrease in carrying value relates to the reclassification of the related reserve for loss from a general reserve to a specific reserve. Each of these MBSs is a mezzanine security, which is subordinate to the senior position of that issue but still superior to other subordinate positions designed to absorb first losses. FFC's mezzanine position is superior to subordinate positions amounting to 5.65% of the aggregate par value of the securities in question.

        An independent national rating agency downgraded these two securities as well as an unrelated senior position security of the same issuer during 1994. The senior position security continues to be a performing asset. Management believes that the carrying value of these securities is fairly stated based upon its evaluations, including information from the rating agencies as well as discounted cash flow analyses performed by management, based upon assumptions for delinquency levels, foreclosure rates and recovery ratios in the underlying portfolios.

        Management also has the intent and ability to retain its investment in these securities for a period of time sufficient to allow for anticipated recovery of fair value.

        FFC's portfolio of MBSs totaled approximately $1.5 billion at March 31, 1995, and except for the two non-accrual MBSs. All of FFC's mortgage-related securities are performing and are i) rated at a minimum of investment grade by at least one nationally recognized independent rating agency, or ii) are government agency backed issues.


Allowances for Loan Losses:

        FFC's loan portfolios and off-balance sheet financial guarantees are evaluated on a continuing basis to determine the additions to the allowances for losses and the related balance in the allowances. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio compositions, loan delinquencies, prior loss experience, and management's estimation of future potential losses. The evaluation of allowances for loan losses includes a review of both known loan problems as well as a review of potential problems based upon historical trends and ratios.

        A summary of activity in the allowances for loan losses, for the three months ended March 31, 1995 and 1994, follows:


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ----------------------
                                                                                              1995            1994
                                                                                            --------        ------
                                                                                               (In thousands)
Allowances at beginning of period                                                           $25,180         $25,905
From acquired bank                                                                               --             816
Provisions                                                                                    2,119           1,468
Charge-offs                                                                                  (2,538)         (2,211)
Recoveries                                                                                      388             665
                                                                                            -------         -------
Allowances at end of period                                                                 $25,149         $26,643
                                                                                            =======         =======

        A discussion of loan loss provisions and charge-offs is presented in "Management's Discussion and Analysis-Comparison of the Unaudited Consolidated Statements of Income for the Three Months Ended March 31, 1995 and 1994." An analysis of allowances by loan category and the percentage of such allowances by category and in the aggregate to loans receivable at the dates indicated, follows:


                                               March 31, 1995                          December 31, 1994
                                         ---------------------------              ----------------------
                                                            As Percentage                            As Percentage
                                         Allowance          Of Total Loans        Allowance          Of Total Loans
                                          Amount             In Category           Amount             In Category
                                         -----------        --------------        ----------         --------------
                                                                  (Dollars in thousands)

Credit cards                             $ 6,869                  3.50%           $ 6,737                   3.36%
Residential real estate                    7,019                   .32              6,990                    .32
Manufactured housing                       3,605                  2.48              4,267                   2.79
Commercial and non-resi-
    dential real estate                    3,826                  2.48              3,632                   2.53
Consumer                                   2,620                   .83              2,444                    .80
Home equity                                  551                   .22                487                    .20
Commercial business                          614                  3.41                577                   3.03
Education                                     45                   .02                 46                    .02
                                         -------                                  -------
                                         $25,149                   .72%           $25,180                    .73%
                                         =======                 =====            =======                  =====


        The allowances for loan losses were $25.1 million, or 0.72% of loans receivable, at March 31, 1995 compared to $25.2 million, or 0.73%, at December 31, 1994. The allowances for losses represented 245% of non-accrual loans at March 31, 1995 as compared to 238% at the end of 1994. Management of believes that the allowances for losses are sufficient based upon current evaluations.


Foreclosed Properties and Repossessed Assets:

        Foreclosed properties and other repossessed assets are summarized, for the dates indicated, as follows:


                                                                      March 31,             December 31,
                                                                        1995                    1994
                                                                    -------------           -------------
                                                                              (In thousands)
Foreclosed real estate properties                                      $ 6,040                  $ 6,095
Manufactured housing owned                                                 148                      171
Consumer and other repossessed assets                                       48                       96
                                                                       -------                  -------
                                                                         6,236                    6,362
Less allowances for losses                                              (1,095)                  (1,146)
                                                                       -------                  -------
                                                                       $ 5,141                  $ 5,216
                                                                       =======                  =======


        Foreclosed properties, net of allowances for losses, decreased $100,000 to $5.1 million at March 31, 1995 from $5.2 million at December 31, 1994.

        A summary of the activity in allowances for losses on foreclosed properties, for the three months ended March 31, 1995 and 1994, is presented below.


                                                                            Three Months Ended
                                                                                 March 31,
                                                                            --------------------
                                                                              1995          1994
                                                                            --------       -----
                                                                               (In thousands)
Allowances at beginning
 of period                                                                  $1,146         $1,386
Provisions                                                                      15            232
Charge-offs                                                                    (66)          (225)
                                                                            ------         ------
Allowances at end of
 period                                                                     $1,095         $1,393
                                                                            ======         ======

         A list of the larger commercial real estate properties (having a carrying amount of $1.0 million or greater) included in foreclosed properties, for the dates indicated, is presented below. These properties are carried at the lower of cost or fair value.

                                                                       Carrying Value At
                                                               ---------------------------------
Property                                                         March 31,           December 31,
  Type                 Property Location                           1995                  1994
- --------               -----------------                       -------------         -----------
                                                                      (In thousands)
Retail                 Milwaukee, Wisconsin                      $ 1,089                 $ 1,089
Retail                 Fort Worth, Texas                           1,012                   1,012

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

This non-performing characteristic impacts directly upon the interest income normally expected from such assets. Specifically included are the loans held on a non-accrual basis, real estate judgments subject to redemption and foreclosed properties for which FF Bank has obtained title.

        Classified  assets,   including  non-performing  assets,  for  FF  Bank,
categorized by type of asset are set forth in the following table:

                                                                 March 31,              December 31,
                                                                   1995                     1994
                                                               -------------            ------------
                                                                          (In thousands)
Classified assets:
   Non-performing assets:
     Non-accrual loans                                            $10,264                 $10,564
     Non-accrual MBSs                                              12,947                  15,455
     Real estate held for sale by FFC                               1,089                   1,089
     Foreclosed properties and other
        repossessed assets                                          5,141                   5,216
                                                                  -------                 -------
          Total Non-Performing Assets                              29,441                  32,324

   Add back general valuation allowances net-
     ted against foreclosed properties above                        1,095                   1,146
   Adjustment for non-performing residential
     loans not classified due to low
     loan-to-appraisal value                                         (419)                   (414)
   Adjustment for real estate held for sale
     not included in FFB classified assets                         (1,089)                 (1,089)
   Additional classified performing loans:
     Residential real estate                                        2,664                   1,858
     Commercial real estate                                         5,936                   8,057
     Consumer and other                                               716                     672
   Other adversely classified assets                                  135                     135
                                                                  -------                 -------
          Total Classified Assets                                 $38,479                 $42,689
                                                                  =======                 =======

          During the three months ended March 31, 1995, classified assets decreased $4.2 million to $38.5 million from $42.7 million at December 31, 1994 as a result of the $2.6 million decrease in the carrying value of two non-accrual mortgage-backed securities referred to previously (see "Non-Accrual MBSs") and a $2.2 million decrease in performing commercial real estate loans which had previously been classified. As a percentage of total assets, classified assets decreased from 0.78% at year-end 1994 to 0.70% at March 31, 1995.

          The decrease in non-accrual loans and the decrease in foreclosed properties during the first three months of 1995 have been discussed above (see "Non-Accrual Loans" and "Foreclosed Properties").

                  The following table sets forth, at the dates indicated, performing commercial real estate mortgage loans (in excess of $1.0 million) included in classified assets, due to the possible adverse effects of identifiable future events.

                                                                       Loan Amount Classified
                                                              -----------------------------------------
Property Type Of           Property                             March 31,                  December 31,
Loan Collateral            Location                               1995                         1994
- ----------------          ----------                          -------------                ------------
                                                                           (In thousands)
Office/Land               Sheboygan, Wisconsin                $ 3,623                        $3,633
Motels                    Various-Tennessee                        --                         2,553 (a)

(a) Represents FF Bank's 20% interest in loans, aggregating $12.3 million, for which FF Bank is also the lead lender. The loans have been removed from the classification listing based upon the receipt of certain contractual principal payments in early 1995.


                  Other  adversely   classified   assets   remained   relatively
unchanged during the first three months of 1995.

          All  adversely   classified  assets  at  March  31,  1995,  have  been
considered by management in its evaluation of the adequacy of allowances for losses.

Deposits and Other Liabilities:

          Deposits increased $21.7 million during the three months ended March 31, 1995. The weighted average cost of deposits of 4.42% at March 31, 1995 was higher than the 4.15% reported at December 31, 1994 due to rising certificate of deposit rates and more aggressive pricing of certain certificate of deposit products during 1995.

          Advance payments by borrowers for taxes and insurance, increased by $17.7 million during the first three months of 1995 as a result of the normal cumulative monthly deposits made by borrowers less interim payments of taxes and insurance premiums.

Borrowings:

          At March 31, 1995, FFC's consolidated borrowings decreased to $688.2 million from $708.4 million at December 31, 1994. The decrease in borrowings is primarily attributable to the net effect of i) repayments of $100.0 million in longer-term FHLB advances and ii) a net increase in shorter-term FHLB advances and reverse repurchase agreements of $81.8 million.

Stockholders' Equity:

          Stockholders' equity at March 31, 1995 was $339.5 million, or 6.17% of total assets, as compared to $327.3 million, or 5.95% of total assets, at December 31, 1994. The major changes in stockholders' equity included i) net income of $10.8 million earned during the first three months of 1995, ii) cash dividend payments to stockholders of $3.5 million, and iii) a $2.9 million increase in the carrying value of securities available for sale due to market conditions. Stockholders' equity per share increased from $11.24 per share at year-end 1994 to $11.61 per share at March 31, 1995.

Regulatory Capital:

          As set forth in Note F to the unaudited consolidated financial statements, FF Bank exceeds all fully phased-in regulatory capital requirements mandated by the OTS.

Loan Originations:

          A comparison of loan originations for the first three months of 1995 and 1994, including loans originated for sale (but excluding MBSs), is set forth below:

                                                              Three Months Ended March 31,
                                                -------------------------------------------------------
                                                  1995              Percent        1994         Percent
                                                --------            -------      --------       -------
                                                                   (Dollars in thousands)
Loan Type
 Mortgage:
   One- to four-family                          $   84,330           46.9%       $  257,138        69.0%
   Multi-family                                      7,751            4.3            12,014         3.2
   Commercial/non-residential                        8,798            4.9             9,301         2.5
   Refinanced one- to four-
     family loans previously
     sold and serviced for others                       --             --            17,392         4.7
                                                ----------          -----        ----------       -----
                                                   100,879           56.1           295,845        79.4

 Consumer                                           47,058           26.2            59,498        16.0
 Student                                            23,976           13.3             5,349         1.4
 Home equity-net                                     6,858            3.8             6,564         1.8
 Manufactured housing                                   --             --             3,449          .9
 Commercial business                                 1,155             .6             1,530          .4
 Refinanced manufactured
  housing loans previously
  sold and serviced for others                          --             --               475          .1
 Credit cards-net                                       --             --                --          --
                                                ----------          -----        ----------       -----
     Total loans originated                        179,926          100.0%          372,710        100.0%
                                                                    =====                          =====

 Decrease in undisbursed loan
    proceeds                                         7,304                            2,850
                                                ----------                       ----------
     Total loans disbursed                      $  187,230                       $  375,560
                                                ==========                       ==========


        Total loan originations decreased to $179.9 million for the first three months of 1995 from $372.7 million for the same period in 1994. This net 1995 decrease of $192.8 million was primarily attributable to a $195.0 million decrease in mortgage loan originations.

        One- to four-family mortgage loan originations and refinancings decreased $190.2 million to $84.3 million for the first three months of 1995 as compared to $274.5 million for the same period in 1994. At March 31, 1995, one- to four-family mortgage loan applications in process and commitments totaled $56.4 million and $19.1 million as compared to $42.6 million and $23.3 million at December 31, 1994. The decrease in originations and refinancings reflects reduced borrower demand as interest rates have risen during 1994. Approximately 73% of originations for the first quarter of 1995 were adjustable-rate mortgage loans which are held for investment purposes.

        Consumer loan  originations  decreased $12.4 million to $47.1 million in
the  first  three  months  of  1995  primarily  due  to  decreased   volumes  of
refinancings through a short-term consumer first mortgage product.

        Student loan originations increased $18.6 million to $24.0 million during the first three months of 1995 as a result of increased government guaranteed portfolio acquisitions and subsequent origination referrals from other lenders.

        Home equity loan balances increased $6.9 million for the first three months of 1995 to $247.8 million as customer usage of this product continues to grow.

        Credit card loans decreased $4.6 million in the first three months of 1995 due to net decreases in credit card loan balances which are included in loan repayments in FFC's 1consolidated statement of cash flows. Credit card balances traditionally decrease in the first part of the year due to normal seasonal reductions of consumer demand following the calendar year end.

        FFC exited the manufactured housing lending business in late 1994 due to pricing practices by competitors.

Asset/Liability Management:

        The objective of FFC's asset/liability policy is to manage interest rate risk so as to maximize net interest income over time in changing interest-rate environments. To this end, management believes that strategies for managing interest-rate risk must be responsive to changes in the interest-rate environment and must recognize and accommodate the market demands for particular types of deposit and loan products.

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

        The table on page 23 sets forth the combined estimated maturity/repricing structure of FFC's consolidated interest-earning assets (including net items) and interest-costing liabilities at March 31, 1995. Assumptions regarding prepayment and withdrawal rates are based upon FFC's historical experience, and management believes such assumptions are reasonable. The table does not necessarily indicate the impact of general interest rate movements on FFC's net interest income because repricing of certain categories of assets and liabilities through, for example, prepayments of loans and withdrawals of deposits, is beyond FFC's control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the data in the table.

        FFC's consolidated negative one-year interest-rate sensitivity gap at March 31, 1995 was $340.4 million or 6.19% of total assets. The one-year negative gap increased $234.3 million from the December 31, 1994 negative gap of $106.1 million or 1.93% of total assets at that date.

        FFC's consolidated one-year negative gap position of 6.19% at March 31, 1995 falls within management's current operating range of a 10% positive gap position to a 10% negative gap position. In view of the current interest-rate environment and the related impact on customer behavior, management believes that it is extremely important to weigh and balance the effect of asset/liability management decisions in the short-term in its efforts to maintain net interest margins and acceptable future profitability. As such, management believes that it has been able to achieve a consistent net interest margin while still meeting its asset/liability management objectives.

        In this regard and in compliance with OTS regulations, FF Bank also measures and evaluates interest-rate risk via a separate methodology. The net market value of interest-sensitive assets and liabilities is determined by measuring the net present value of future cash flows under varying interest rate scenarios in which interest rates would theoretically increase or decrease up to 400 basis points on a sudden and prolonged basis. This theoretical analysis at the end of the first quarter of 1995 indicates that FF Bank's current financial position should adequately protect FF Bank, and thus FFC, from the effects of rapid rate changes. The OTS also requires an interest-rate risk capital measurement such that an institution with a measured interest-rate risk exposure greater than specified levels must deduct an interest-rate risk component when calculating the OTS risk-based capital requirement. See Note F to the unaudited consolidated financial statements for further information. At March 31, 1995, FF Bank was not required to deduct an interest-rate risk component under the OTS regulations.

FIRST FINANCIAL CORPORATION CONSOLIDATED GAP ANALYSIS AT MARCH 31, 1995

                                       Three                     Greater     Greater     Greater    Greater
                                      Months    Four Months     Than One    Than Three  Than Five   Than Ten   Greater
                                       and         Through      Through      Through     Through    Through      Than
                                       Under      One Year     Three Years  Five Years  Ten Years   20 Years   20 Years    Total
                                     ---------   ----------    -----------  ----------- ----------  --------   --------   --------
                                                                            (Dollars in thousands)
Rate-sensitive assets:
   Investments and interest-
     earning deposits (a)(b)        $   98,153    $   48,557   $   68,272  $    9,873   $    636   $ 34,919  $       --  $   260,410
   Mortgage-related securities (b)     399,437       926,296       60,034      23,068     34,013     20,944       2,610    1,466,402
   Mortgage loans (c)(d):
     Fixed-rate                         50,183       118,616      301,737     263,857    475,000    223,715       6,015    1,439,123
     Adjustable-rate                   150,008       363,543      430,457          --         --         --          --      944,008
   Other loans                         595,176       176,734      189,956      84,843     61,909     14,816          --    1,123,434
                                     ----------    ----------   ----------  ---------    --------  --------       -------  ---------
                                     1,292,957     1,633,746    1,050,456     381,641    571,558    294,394       8,625    5,233,377

Rate-sensitive liabilities:
   Deposits (e)(f):
     Checkings                         115,810        25,982       64,867      50,633     79,203     71,204      39,109      446,808
     MMDA                               87,117        35,125       80,711      41,969     35,464      9,003       1,000      290,389
     Savings (passbook)                292,083       205,024       76,021      54,735     78,818     50,162      11,767      768,610
     Certificates of Deposit           588,496     1,322,183      780,512     207,655     26,381         --          --    2,925,227
   Borrowings (g)                      569,930        25,345       26,420      59,585      4,226         --       2,720      688,226
                                     ----------    ----------   ----------  ----------   --------   --------   --------    ---------
                                     1,653,436     1,613,659    1,028,531     414,577    224,092    130,369      54,596    5,119,260
                                     ----------    ----------   ----------  ----------   --------   --------   --------    ---------


GAP (repricing difference)          $ (360,479)   $   20,087   $   21,925  $  (32,936)  $347,466   $164,025  $  (45,971)  $  114,117
                                    ==========    ==========   ==========  ==========    ========   ========   ========    =========


Cumulative GAP                      $ (360,479)   $ (340,392)  $ (318,467) $ (351,403)  $ (3,937)  $160,088  $  114,117
                                    ==========    ==========   ==========   ==========   ========   ========   ========


Cumulative GAP/Total assets              (6.55)%       (6.19)%      (5.79)%     (6.39)%    (0.07)%     2.91%       2.07%
                                    ==========    ==========    ==========  ==========   ========   ========   ========


(a) Investments are adjusted to include FHLB stock and other items totaling $34.9 million as investments in the "Greater Than Ten Through 20 Years" category.

(b) Investment and mortgage-related securities are presented at carrying value, including net unrealized gain or loss on available-for-sale securities.

(c) Based upon 1) contractual maturity, 2) repricing date, if applicable, 3) scheduled repayments of principal and 4) projected prepayments of principal based upon FFC's historical experience as modified for current market conditions.

(d)  Includes loans held for sale.

(e) Deposits include $33.7 million of tax and insurance accounts and exclude accrued interest on deposits of $5.8 million.

(f) FFC has assumed that its passbook savings, NOW accounts and money market deposit accounts would have projected annual withdrawal rates, based upon FFC's historical experience, of 26%, 34% and 42%, respectively.

(g) Collateralized mortgage obligations totaling $3.4 million are included in the "Greater Than Five Through Ten Years" category.

                               COMPARISON OF THE
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1995 AND 1994

Selected Income Statement Information:

         Net income of $10.8 million for the first quarter of 1995 represents a decrease of $2.7 million from the $13.5 million reported for the same period in 1994. The decrease in net income was directly related to acquisition costs incurred relative to the FirstRock acquisition. The acquisition costs aggregated $6.5 million on a pre-tax basis and $4.0 million on an after-tax basis, or $0.14 per share. The annualized returns on average assets and average equity for the first quarter of 1995, excluding acquisition costs, were 1.08% and 17.79%, respectively, as compared to 1.02% and 18.17%, respectively, for the 1994 period. Fully diluted earnings per share decreased to $0.36 per share for the 1995 quarter as compared to the restated $0.45 per share reported for the first quarter of 1994. Excluding acquisition costs, fully diluted earnings per share would have been $0.50 per share for 1995.

Net Interest Income:

         Net interest income increased $3.9 million to $46.2 million during the first quarter of 1995 from $42.3 million for the first quarter of 1994. The net interest margin of 3.46% for the first quarter of 1995 was up from the 3.33% reported for the first quarter of 1994. Interest income and interest expense increased $11.6 million and $7.8 million, respectively, for the first quarter of 1995 as compared to 1994. The average balances of interest-earning assets and interest-bearing liabilities increased from $5.012 billion and $4.856 billion, respectively, in 1994 to $5.243 billion and $5.084 billion, respectively, in 1995. The 1995 increases in average balances are primarily due to the asset growth funded via FHLB advances. The increase in average interest-earning assets, as well as the improved earningasset ratio noted above, was complemented by a slightly greater increase in the average yield of interest-earning assets (7.29% in 1994 versus 7.84% in 1995) than in the average cost on interest-bearing liabilities (4.08% in 1994 versus 4.51% in 1995).

Interest Spread:

         The following table sets forth the weighted average yield earned on FFC's interest-earning assets, the weighted average interest rate paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the three months ended March 31, 1995 and 1994. A comparison of similar data as of March 31, 1995 and 1994 is also shown.

                                                                   For the
                                                             Three Months Ended             At
                                                                  March, 31,              March 31,
                                                             -----------------------------------------
                                                               1995       1994       1995       1994
                                                               -----     -----      ------     ------
Weighted average yield on
   interest-earning assets                                     7.84%     7.29%       7.89%      7.32%

Weighted average rate paid
   on deposit accounts and
   borrowings                                                  4.51      4.08        4.69       4.10
                                                              -----     -----       -----      -----

Interest spread                                                3.33%     3.21%       3.20%      3.22%
                                                              =====     =====       =====      =====

Net interest margin (net
   interest income divided
   by earning assets)                                          3.46%     3.33%       3.32%      3.31%
                                                              =====     =====       =====      =====


       The interest spread increased to 3.33% for the three months ended March 31, 1995 from 3.21% for the same period in 1994 due to the factors noted above. The interest margin was 3.46% for the three month period ended March 31, 1995 as compared to 3.33% for the first quarter of 1994. The interest spread and the net interest margin were 3.20% and 3.32%, respectively, at March 31, 1995 as compared to 3.22% and 3.31%, respectively, at March 31, 1994.

Provisions For Losses on Loans:

       Provisions for loan losses increased $600,000 for the first quarter of 1995 as compared to the 1994 period. The 1995 increase in provisions for loan losses reflects the higher three-month 1995 charge-off experience due to the unusually high residential mortgage loan recoveries during the first quarter of 1994.

       The following table summarizes FFC's net charge-off experience by category for the three months ended March 31, 1995 and 1994.

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                 ------------------------------
                                                                                     1995                1994
                                                                                 ------------        ----------
                                                                                    Net                  Net
                                                                                 Charge-offs         Charge-offs
                                                                                 (Recoveries)        (Recoveries)
                                                                                 --------------------------------
Loan Type                                                                             (Dollars in thousands)
Credit cards                                                                        $1,411               $1,427
Manufactured housing                                                                   380                  369
Residential real estate                                                                193                 (294)
Consumer and other                                                                      52                   44
Commercial business                                                                    136                   --
                                                                                    ------               ------
                                                                                    $2,172               $1,546
                                                                                    ======               ======

Net charge-offs as a
  percent of average loans
  outstanding (annualized)                                                            0.25%                0.19%
                                                                                    ======               ======


        The OTS and the FDIC, as an integral part of their supervisory examination process, periodically review FF Bank's allowances for losses. These agencies may require FF Bank to recognize additions to the allowances based upon their judgment of information available to them at the time of their examination. A regularly scheduled supervisory examination was completed in late 1994 and no material corrective actions were required.

        Management of FFC and FF Bank believe that the current level of provisions for losses are sufficient based upon its allowance criteria. See "Allowances for Loan Losses" for further discussion.


Non-Interest Income:

        Non-interest income decreased $1.3 million during the first quarter of 1995 as compared to the same period in 1994 primarily due to decreases of $1.3 million and $900,000, respectively, in gains on sales of loans and available-for-sale securities. Deposit fee income increased $200,000 in 1995. Insurance and brokerage sales commissions increased $100,000 as FFC's insurance agency subsidiary continues to perform well. The $900,000 decrease in gain on sales of available-for-sale securities in 1995 relates to the 1994 sales of securities as FFC acted to protect the value of the available-for-sale portfolio as interest rates rose during 1994. Gains realized from the sale of loans decreased $1.3 million in 1995 due to i) a lower level of gains on secondary mortgage market sales in 1995 as 1994 included residual sales of loans originated at the end of the 1993 refinancing boom and ii) a $472,000 gain realized in 1994 upon the sale of consumer loans previously held by a now dissolved consumer finance company subsidiary of NorthLand. FFC sells long-term, fixed-rate mortgage loans in the normal course of interest-rate risk management. Gains or losses realized from the sale of loans held for sale can fluctuate significantly from period to period depending upon the volatility of interest rates and the volume of loan originations. Thus, results of sales in any one period may not be indicative of future results.

Non-Interest Expense:

        Non-interest expenses increased approximately $6.2 million for the quarter ended March 31, 1995 as compared to the same period in 1994, primarily due to acquisition costs and charges, totaling $6.5 million, incurred relative to the FirstRock acquisition. The acquisition costs include i) transaction-related costs, including investment banker fees, attorneys fees and accounting fees, ii) payments relating to employment/change-in-control agreements upon termination of senior officers, iii) retention bonuses and severance payments made to other FirstRock employees, iv) writedowns of assets not needed by FFC in the conduct of FirstRock's business following the acquisition, and v) other writeoffs/accruals relating to those contracts and business practices of FirstRock not having future value to FFC.

        Non-interest expenses decreased as a percentage of average assets to 2.23% for the first quarter of 1995 as compared to 2.34% for the same period in 1994. The improvement in this ratio is reflective of i) the growth in FFC's assets, ii) the effectiveness of the consolidation of operations after the NorthLand acquisition in 1994, iii) decreases in writedowns on foreclosed commercial real estate and iv) ongoing expense control measures.

        Controllable non-interest expenses, which exclude the amortization of intangible assets and the net cost of operations of foreclosed properties, decreased to 2.13% of average assets for the three months ended March 31, 1995 as compared to 2.21% for the same period in 1994. In addition, FFC's efficiency ratio (which represents the ratio of controllable expenses to net interest income plus recurring non-interest income) improved to 51.78% for the three months ended March 31, 1995, respectively, as compared to 55.72% for the 1994 period.

        Management of FFC anticipates that, subsequent to the end of the first quarter, significant cost savings will be realized through the recently completed consolidation of operations (including data processing, customer servicing and administrative office functions) following the FirstRock acquisition.

        The Federal Deposit Insurance Corporation (FDIC) has proposed to lower deposit insurance assessments for financial institutions insured by the Bank Insurance Fund (BIF) of the FDIC from the current maximum of 23 basis points per $100 of deposits to as low as 4 basis points per $100 of deposits. At the current time, no similar decrease has been proposed for those institutions insured by the Savings Association Insurance Fund (SAIF) of the FDIC. FF Bank's deposits are insured by the SAIF. This potential disparity could place SAIF-insured institutions, such as FF Bank, at a competitive disadvantage with BIF-insured institutions.

        In this regard, FFC recently has filed an application with the Wisconsin Commissioner of Savings and Loans to organize a de novo stock savings bank, First Financial Savings Bank, SSB ("FFSB"). Applications also were filed with the OTS and FDIC to obtain necessary regulatory approvals and federal deposit insurance for FFSB. It is expected that the savings accounts of FFSB will be insured by the BIF. FFSB is being organized to take advantage of the proposed lower insurance of accounts assessments for BIF-insured institutions compared to SAIF-insured institutions. All of the referenced applications are pending. It is possible that the federal government will provide a legislative or administrative solution to the BIF-SAIF deposit insurance assessment disparity in the near future. Such an action could make unnecessary the need for operating the BIF-insured FFSB.

Income Taxes:

        Income tax expense decreased $1.8 million for the first quarter of 1995 as compared to the first quarter of 1994 primarily as a result of tax credits relating to the costs of restructuring FirstRock's operations. The effective income tax rate, as a percent of pre-tax income, decreased slightly from 38.0% for the first quarter of 1994 to 37.5% in 1995.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

       a. On February 28, 1995, FFC held a Special Meeting of Shareholders (the "Special Meeting").

       b.       Not applicable.

       c. Set forth below is a description of the matters voted upon at the Special Meeting. The number of votes cast for, or withheld and abstentions follows:

                1. Approval of the issuance of up to 5,500,000 shares of FFC Common Stock in connection with the acquisition of FirstRock by FFC if such issuance constitutes 20% or more of the then outstanding shares of FFC Common Stock.

                               For                                  15,948,072
                               Against                                 542,448
                               Abstain                                 132,301
                               Broker Non-Vote                         208,441

                2. Approval of adjournment of the Special Meeting if necessary to permit further solicitation of proxies in the event there are not sufficient votes at the time of the Special Meeting to approve the issuance of up to 5,500,000 shares of FFC Common Stock; and to transact such other business as may properly come before the Special Meeting, or any adjournments thereof.

                               For                                  14,831,140
                               Against                               1,672,735
                               Abstain                                 327,387
                               Broker Non-Vote                             --

       d.       Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

       a.       Exhibits:

       Exhibit 11 - Computation of Earnings Per Share.

       Exhibit 27 - Financial Data Schedules

       b. Reports on Form 8-K - On March 7, 1995, the Registrant filed a current report on Form 8-K with the Securities and Exchange Commission announcing that FFC had completed the acquisition of FirstRock. See Note B to the unaudited consolidated financial statements for further details.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FIRST FINANCIAL CORPORATION


Date: May 12, 1995                        /s/ John C. Seramur
                                          --------------------
                                          John C. Seramur, President
                                          (Chief Executive Officer) and Director





Date: May 12, 1995                        /s/ Thomas H. Neuschaefer
                                          --------------------------
                                          Thomas H. Neuschaefer
                                          Vice President, Treasurer and Chief
                                          Financial Officer

                                   EXHIBIT 11
                          FIRST FINANCIAL CORPORATION
                       COMPUTATION OF EARNINGS PER SHARE

                                                                  For The
                                                             Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                            1995            1994
                                                           ------          -----
                                                           (In thousands, except
                                                               per share data)

PRIMARY EARNINGS PER SHARE

Net income                                                 $10,827       $13,481
                                                           =======       =======

Shares:

   Weighted average common shares
    outstanding                                             29,188        28,826
   Shares from assumed exercise of options
    (as determined by the treasury stock
    method)                                                    774           963
                                                           -------       -------
   Common and common equivalent shares                      29,962        29,789
                                                           =======       =======

Primary Earnings Per Common Share                          $   .36       $   .45
                                                           =======       =======


FULLY DILUTED EARNINGS PER SHARE

Net income                                                 $10,827       $13,481
                                                           =======       =======

Shares:

   Weighted average common shares
    outstanding                                             29,188        28,826
   Shares from assumed exercise of options
    (as determined by the treasury stock
    method)                                                    790           973
                                                           -------       -------
   Common and common equivalent shares                      29,978        29,799
                                                           =======       =======


Fully Diluted Earnings Per Common Share                    $   .36       $   .45
                                                           =======       =======