Form 10-Q
period 1995-06-30
FIRST FINANCIAL CORP /WI/
filed 1995-08-11
CIK 735553

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1995
                               --------------------------------

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock, par value $1.00 per share                29,533,125 Shares
   ---------------------------------------            -----------------------
                  Class                            Outstanding at July 31, 1995

                          FIRST FINANCIAL CORPORATION

                                Form 10-Q Index





Part I -       Financial Information

               Consolidated Balance Sheets as of June 30, 1995
                  (Unaudited) and December 31, 1994

               Unaudited Consolidated Statements of Income for
                  the Three Months and Six Months Ended June 30,
                  1995 and 1994

               Unaudited Consolidated Statement of Changes In
                  Stockholders' Equity for the Six Months Ended
                  June 30, 1995

               Unaudited Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 1995 and
                  1994

               Notes to Unaudited Consolidated Financial Statements

               Management's Discussion and Analysis:
                  Comparison of the Consolidated Balance Sheets
                  at June 30, 1995 (Unaudited) and December 31,
                  1994

                  Comparison of the Unaudited Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 1995 and 1994


Part II -      Other Information

               Item 4.  Submission of Matters to a Vote of Security Holders

               Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibits

                          FIRST FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                        ASSETS
                                                                    June 30,
                                                                      1995                 December 31,
                                                                   (Unaudited)                 1994
                                                                  ----------               -----------
                                                                             (In thousands)

Cash                                                              $  107,084               $   94,064
Federal funds sold                                                    12,480                   23,890
Interest-earning deposits                                              9,552                    1,024
                                                                  ----------               ----------
     Cash and cash equivalents                                       129,116                  118,978

Securities available for sale (at fair value):
     Investment securities                                            61,019                   68,959
     Mortgage-related securities                                     197,087                  201,373
Securities held to maturity (at amortized cost):
     Investment securities (fair value
       of $137,049,000--1995 and
       $124,434,000--1994)                                           137,362                  129,301
     Mortgage-related securities (fair
       value of $1,181,407,000--1995
       and $1,263,755,000--1994)                                   1,198,261                1,301,118
Loans receivable:
     Held for sale                                                    27,661                   11,736
     Held for investment                                           3,514,944                3,458,711
Foreclosed properties and repossessed
     assets                                                            5,211                    5,216
Real estate held for investment or sale                                8,265                    7,706
Office properties and equipment, at cost                              52,504                   53,927
Intangible assets, less accumulated
     amortization                                                     24,104                   26,726
Other assets                                                         123,718                  118,073
                                                                  ----------               ----------

                                                                  $5,479,252               $5,501,824
                                                                  ==========               ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                          $4,510,444               $4,381,455
Borrowings                                                           520,606                  708,446
Advance payments by borrowers for
     taxes and insurance                                              51,706                   15,986
Other liabilities                                                     40,972                   68,629
                                                                  ----------               ----------
        Total liabilities                                          5,123,728                5,174,516
                                                                  ----------               ----------

Stockholders' equity:
     Serial preferred stock, $1 par value,
       3,000,000 shares authorized; none
     outstanding
     Common stock, $1 par value, 75,000,000
       shares authorized; shares issued and
       outstanding: 29,517,510-1995;
       29,125,858-1994                                                29,518                   29,126
     Additional paid-in capital                                       48,927                   50,129
     Net unrealized loss on
      securities available for sale                                   (3,893)                  (8,619)
     Treasury stock                                                      --                    (3,669)
     Common stock purchased by
      employee benefit plans                                          (1,061)                  (1,608)
     Retained earnings (substantially
      restricted)                                                    282,033                  261,949
                                                                  ----------               ----------
        Total stockholders' equity                                   355,524                  327,308
                                                                  ----------               ----------

                                                                  $5,479,252               $5,501,824
                                                                  ==========               ==========

See notes to unaudited consolidated financial statements.

                          FIRST FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                              Three Months Ended                     Six Months Ended
                                                                   June 30,                              June 30,
                                                             -------------------------             -----------------------
                                                               1995             1994                 1995             1994
                                                             ---------        ---------            ---------        ------
                                                                              (In thousands, except
                                                                                per share amounts)

Interest income:
   Mortgage loans                                            $ 45,927         $ 43,746              $ 91,450        $ 87,461
   Other loans                                                 29,448           24,513                57,807          48,197
   Mortgage-related securities                                 25,636           22,047                51,116          41,533
   Investments                                                  3,723            3,625                 7,163           7,919
                                                             --------         --------              --------        --------
     Total interest income                                    104,734           93,931               207,536         185,110
Interest expense:
   Deposits                                                    49,949           43,166                95,116          86,610
   Borrowings                                                   9,278            6,738                20,715          12,129
                                                             --------         --------              --------        --------
     Total interest expense                                    59,227           49,904               115,831          98,739
                                                             --------         --------              --------        --------
     Net interest income                                       45,507           44,027                91,705          86,371
Provision for losses on loans                                   2,073            1,894                 4,192           3,362
                                                             --------         --------              --------        --------
                                                               43,434           42,133                87,513          83,009
Non-interest income:
   Deposit account service fees                                 2,974            2,637                 5,594           5,068
   Loan fees and service charges                                2,801            2,424                 5,258           4,685
   Insurance and brokerage sales
     commissions                                                1,734            1,828                 3,786           3,799
   Service fees on loans sold                                   1,787            1,874                 3,756           3,706
   Net gain on sales of loans                                     245            1,054                   282           2,391
   Unrealized loss on impairment of
      mortgage-related securities                                  --           (9,000)                   --          (9,000)
   Net gain on sales of securities
      available for sale                                           --              301                    11           1,237
   Other                                                          828              769                 1,935           1,620
                                                             --------         --------              --------        --------
      Total non-interest income                                10,369            1,887                20,622          13,506
                                                             --------         --------              --------        --------
      Operating income                                         53,803           44,020               108,135          96,515
Non-interest expense:
   Compensation, payroll taxes
     and benefits                                              10,960           12,963                24,137          26,330
   Acquisition-related costs                                       --               --                 6,458              --
   Federal deposit insurance premiums                           2,529            2,589                 5,058           5,179
   Occupancy                                                    2,180            2,154                 4,530           4,534
   Marketing                                                    2,062            1,133                 4,177           2,270
   Data processing                                              1,888            1,787                 3,613           3,663
   Telephone and postage                                        1,607            1,497                 3,300           3,063
   Loan expenses                                                1,547            1,726                 3,002           3,342
   Furniture and equipment                                      1,485            1,587                 2,897           3,125
   Amortization of intangible assets                            1,311            1,344                 2,622           2,688
   Net cost (income) from operations
    of foreclosed properties                                      (25)             173                    (7)            518
   Other                                                        2,959            2,982                 5,714           5,976
                                                             --------         --------              --------        --------
     Total non-interest expense                                28,503           29,935                65,501          60,688
                                                             --------         --------              --------        --------
Income before income taxes                                     25,300           14,085                42,634          35,827
Income taxes                                                    8,995            5,336                15,502          13,597
                                                             --------         --------              --------        --------
Net income                                                   $ 16,305         $  8,749              $ 27,132        $ 22,230
                                                             ========         ========              ========        ========

Earnings per share:
  Primary                                                    $   0.54         $   0.29              $   0.90        $   0.74
  Fully diluted                                              $   0.54         $   0.29              $   0.90        $   0.74

Cash dividends per share                                     $   0.12         $   0.10              $   0.24        $   0.20


See notes to unaudited consolidated financial statements.

                          FIRST FINANCIAL CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  For The Six Month Period Ended June 30, 1995
                                  (Unaudited)

                                                                       Net
                                                                    Unrealized
                                                                     Holding                             Common
                                       Common                         Gain                               Stock
                                      Stock and                     (Loss) On                          Purchased
                                      Additional                    Securities                        by Employee
                                       Paid-In        Retained      Available         Treasury          Benefit        Stockholders
                                       Capital        Earnings       For Sale          Stock           Plans (1)            Equity
                                      ---------       --------      ----------        --------        -----------        ---------
                                                                       (In thousands)
Balances at
  December 31, 1994                   $ 57,310        $226,045      $ (5,400)        $    --          $    --            $277,955

Pooling-of-interests--
  FirstRock Bancorp,
  Inc.                                  21,945          35,904        (3,219)          (3,669)          (1,608)            49,353
                                      --------        --------      --------         --------         --------           --------

Restated balances at
  December 31, 1994                     79,255         261,949        (8,619)          (3,669)          (1,608)           327,308

Net income for the
  six months ended
  June 30, 1995                                         27,132                                                             27,132

Payment for fractional
  shares                                    (5)                                                                                (5)

Cash dividends
  ($0.24 per share)                                     (7,048)                                                            (7,048)

Exercise of stock
  options                                1,844                                            423                               2,267

Payment on ESOP loan                                                                                        38                 38

Amortization of Retention
  and Recognition Plan
  (RRP) shares                                                                                              31                 31

Vesting of RRP shares at
  acquisition                                                                                              464                464

Reversion of unallocated
  RRP shares to FFC                                                                       (14)              14                 --

Tax benefit related to
  vested RRP shares and
  non-incentive options
  exercised                                611                                                                                611

Treasury shares retired
  upon acquisition of
  FirstRock Bancorp,
  Inc.                                  (3,260)                                         3,260                                  --

Change in net unrealized
  holding loss on
  securities available
  for sale                                                             4,726                                                4,726
                                      --------        --------      --------         --------         --------           --------

Balances at June 30,
  1995                                $ 78,445        $282,033      $ (3,893)        $     --         $ (1,061)          $355,524
                                      ========        ========      ========         ========         ========           ========

(1) Balance at June 30, 1995 consists entirely of common stock purchased by the Employee Stock Ownership Plan (ESOP).

See notes to unaudited consolidated financial statements.

                          FIRST FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                      Six Months Ended
                                                                                                           June 30,
                                                                                                   1995                 1994
                                                                                                ----------           -------
OPERATING ACTIVITIES                                                                                    (In thousands)
   Net income                                                                                    $  27,132           $  22,230
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Increase in accrued interest on loans                                                         (2,941)             (1,460)
      Increase in accrued interest on deposits                                                       5,876                 183
      Mortgage loans originated for sale                                                           (79,680)           (218,880)
      Proceeds from sales of loans held for sale                                                    64,883             333,287
     Provision for depreciation                                                                      2,937               3,452
      Provision for losses on loans                                                                  4,192               3,362
      Provision for losses on real estate and other assets                                             644                 225
      Unrealized loss on impairment of mortgage-related securities                                      --               9,000
      Amortization of cost in excess of net assets of
        acquired businesses                                                                            416                 312
      Amortization of core deposit intangibles                                                       2,206               2,376
      Amortization of purchased mortgage servicing rights                                              423                 583
      Net gain on sales of loans and assets                                                           (325)             (3,718)
      Other-net                                                                                      2,110             (23,754)
                                                                                                 ---------           ---------
     Net cash provided by operating activities                                                      27,873             127,198

INVESTING ACTIVITIES

   Proceeds from sales of investment securities available for sale                                  33,771              36,643
   Proceeds from maturities of investment securities held
     to maturity                                                                                     2,382              65,088
   Purchases of investment securities held to maturity                                             (35,333)             (8,620)
   Proceeds from sales of mortgage-related securities available
        for sale                                                                                        --             126,107
   Principal payments received on mortgage-related securities                                      112,570             185,826
   Purchases of mortgage-related securities held to maturity                                            --            (492,345)
   Proceeds from sale of finance company receivables                                                    --               6,665
   Principal received on loans receivable                                                          259,151             322,837
   Loans originated for portfolio                                                                 (324,126)           (510,236)
   Additions to office properties and equipment                                                     (2,253)             (1,339)
   Proceeds from sales of foreclosed properties and
      repossessed assets                                                                             3,705               5,414
   Proceeds from sales of real estate held for investment                                               --                  98
   Business  acquisitions  (net  of  cash  and  cash  equivalents   acquired  of
     $4,593,000--1994):
        Investment securities held to maturity                                                          --              (4,785)
        Mortgage-related securities held to maturity                                                    --             (16,742)
        Loans receivable                                                                                --             (96,748)
        Office properties                                                                               --              (2,387)
        Intangible assets                                                                               --                (699)
        Deposits and related accrued interest                                                           --             114,297
        Borrowings                                                                                      --                 750
        Stockholders' equity                                                                            --              11,401
        Other-net                                                                                       --                (494)
                                                                                                 ---------           ---------
     Net cash provided by (used in) investing activities                                            49,867            (259,269)

FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                             123,113             (46,444)
   Net increase in advance payments by borrowers for
     taxes and insurance                                                                            35,720              30,207
   Funding of official checks for borrower tax escrows                                             (34,953)                 --
   Proceeds from borrowings                                                                      1,125,319             527,450
   Repayments of borrowings                                                                     (1,313,159)           (395,768)
   Proceeds from exercise of stock options                                                           2,267                 538
   Proceeds from vesting of employee benefit plans                                                   1,139                 208
   Payments of cash dividends to stockholders                                                       (7,048)             (5,001)
                                                                                                ----------           ---------
     Net cash provided by (used in) financing activities                                           (67,602)            111,190
                                                                                                ----------           ---------
Increase (decrease) in cash and cash equivalents                                                    10,138             (20,881)
Cash and cash equivalents at beginning of period                                                   118,978             138,018
                                                                                                ----------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $  129,116           $ 117,137
                                                                                                ==========           =========

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

        The financial statements reflect adjustments, all of which are of a normal recurring nature, and in the opinion of management, necessary for a fair statement of the results for the interim periods, and are presented on an unaudited basis. The operating results for the first six months of 1995 are not necessarily indicative of the results which may be expected for the entire 1995 fiscal year. The December 31, 1994 balance sheet included herein is derived from the consolidated financial statements included in FFC's 1994 Annual Report to Shareholders. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in FFC's 1994 Annual Report to Shareholders. See Note B for information relative to business combinations.


NOTE B - FIRST FINANCIAL CORPORATION

        At June 30, 1995, FFC conducted business as a nondiversified unitary thrift holding company and its principal asset was the capital stock of FF Bank. The primary business of FFC is the business of FF Bank. FFC's activities are currently comprised of providing limited administrative services to FF Bank.

        On February 28, 1995, FFC acquired FirstRock Bancorp, Inc. ("FirstRock") of Rockford, Illinois. In the acquisition, 4,366,412 shares of FFC common stock were issued to FirstRock shareholders based upon an exchange ratio of 1.7893 shares of FFC common stock for each outstanding share of FirstRock common stock. Upon closing, FirstRock's subsidiary, First Federal Savings Bank, FSB ("First Federal") was merged into FF Bank with First Federal's six offices now operating as branch banking offices of FF Bank. FirstRock was merged into FFC. The transaction was accounted for as a pooling-of-interests and, accordingly, financial statements for all periods presented have been restated to include the results of FirstRock.

        On February 28, 1995 FirstRock had assets (unaudited) of $376,473,000 and shareholders' equity (unaudited) of $48,430,000. The total income and net income (loss) for the two-month period ended February 28, 1995 (unaudited), which reflects the pre-merger results of FFC and FirstRock that are included in the first quarter 1995 results of operations, are as follows:

                                                                               Net
                                                     Total                    Income
                                                    Income                   (Loss)
                                                    -------                  -------
                                                             (In thousands)

        FFC                                         $69,579                  $ 9,348
        FirstRock                                     5,383                   (3,091)
                                                    -------                  -------

                                                    $74,962                  $ 6,257
                                                    =======                  =======

        A reconciliation of total income, net income and earnings per share (unaudited), as previously reported, with restated amounts for the three months and six months ended June 30, 1994 follows:

                                           Three Months Ended                       Six Months Ended
                                             June 30, 1994                            June 30, 1994
                                       --------------------------               ----------------------
                                        Total                Net                 Total           Net
                                        Income             Income                Income        Income
                                       --------           -------               --------       -------
                                                                (In thousands)


        Previously Reported            $ 87,629            $ 7,529              $182,276      $ 19,809
        FirstRock                         8,189              1,220                16,340         2,421
                                       --------            -------              --------      --------

        As Restated                    $ 95,818            $ 8,749              $198,616      $ 22,230
                                       ========            =======              ========      ========

        Earnings Per Share                                 $   .29                            $    .74
                                                           =======                            ========


         As a result of the FirstRock acquisition, FFC and FirstRock incurred expenses i) in conjunction with the acquisition itself and ii) relative to the reorganization of FirstRock's operations following the acquisition. The acquisition/transaction costs and charges aggregated $6.5 million on a pre-tax basis and $4.0 million on an after-tax basis, or $0.14 per share during the first quarter of 1995.

         On February 26, 1994, the Corporation completed the acquisition of NorthLand Bank of Wisconsin, SSB (NorthLand) of Ashland, Wisconsin. NorthLand was merged into FF Bank. The Corporation issued approximately 938,000 shares of common stock, valued in the aggregate at $14.2 million, at the time of the acquisition. The acquisition of NorthLand had been accounted for as a pooling-of-interests and 1994 amounts had been adjusted to reflect the transaction as if it had occurred on January 1, 1994.

NOTE C - EARNINGS PER SHARE

        Primary and fully diluted earnings per share for the periods ended June 30, 1995 and 1994 have been determined based on the weighted average number of common shares outstanding during each period and common equivalent shares, using the treasury share method, outstanding at the end of each period. FFC's common stock equivalents consist entirely of stock options. Weighted average common shares have been adjusted for all periods presented to reflect the restatement for FirstRock shares. See Exhibit 11 to this Report for a detailed computation of earnings per share.

NOTE D - CONTINGENT LIABILITIES

        The Bank has previously entered into agreements whereby, for an annual fee, certain securities are pledged as secondary collateral in connection with the issuance of industrial development revenue bonds. At June 30, 1995, mortgage-related securities and investment securities with a carrying value of approximately $6.2 million were pledged as collateral for bonds in the aggregate principal amount of $3.9 million. Additional bond issues totaling $7.2 million are supported by letters of credit issued by FF Bank, in lieu of specific collateral. At June 30, 1995, each of the outstanding collateral agreements was current with regard to bond debt-service payments.


NOTE E - DIVIDENDS PAID OR DECLARED TO STOCKHOLDERS

        The Board of Directors of FFC on May 17, 1995 declared a $0.12 per share quarterly cash dividend payable on June 30, 1995 to shareholders of record of FFC common stock on June 15, 1995.

NOTE F - REGULATORY CAPITAL REQUIREMENTS

        Current  Office  of  Thrift   Supervision   (OTS)   regulatory   capital
requirements for federally-insured thrift institutions include a tangible capital to tangible assets ratio, a core leverage capital to adjusted tangible assets ratio and a risk-based capital measurement based upon assets weighted for their inherent risk. As of June 30, 1995, FF Bank exceeded all OTS capital requirements as displayed below:

                                               Required                Actual
                                                 OTS                   FF Bank
                                                Ratio                   Ratio
                                              ---------               --------

Tangible capital                                1.50%                    6.73%
Core leverage capital                           3.00                     7.06
Risk-based capital                              8.00                    14.83


The OTS also has a requirement for calculating an interest rate risk component of capital. Under this requirement, savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance-sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates (except when the three-month Treasury bond equivalent yield falls below 4%, then the decrease will be equal to one-half of that Treasury rate) divided by the estimated economic value of the institution's assets. That dollar amount is deducted from the institution's total capital in calculating risk-based capital. At June 30, 1995, FF Bank was not required to deduct any amount from capital as a result of interest rate risk exposure.

         The OTS also has proposed to increase the minimum required core capital ratio from the current 3% level to a range of 4% to 5% for all but the most highly rated financial institutions. While the OTS has not taken final action on such proposal, it has adopted a prompt corrective action ("PCA") regulation that classifies any savings institution with a core capital ratio of less than 4% (3% for the most highly rated institutions) as "undercapitalized." FF Bank is not subject to any PCA sanctions.

NOTE G - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                    For The
                                                                               Six Months Ended
                                                                                   June 30,
                                                                              1995            1994
                                                                             -------         -----
                                                                                (In thousands)

Supplemental disclosure of cash flow information:
   Cash paid or credited to accounts during
      period for:
     Interest on deposits and borrowings                                     $110,255        $ 97,646
     Income taxes                                                              17,516          15,201
   Non-cash investing activities:
     Mortgage loans transferred to held for sale
      portfolio                                                                   846          36,415
     Loans receivable transferred to foreclosed
      properties                                                                3,704           3,916
     Change in net unrealized holding loss
      on securities available for sale                                         (4,726)         (3,041)



                      MANAGEMENT'S DISCUSSION AND ANALYSIS

       The following Management's Discussion and Analysis, including the comparison of balance sheet and income statement data, reflects the restatement of all prior period financial data to include FirstRock. See Note B to the Financial Statements.

                 COMPARISON OF THE CONSOLIDATED BALANCE SHEETS
              AT JUNE 30, 1995 (UNAUDITED) WITH DECEMBER 31, 1994
General:

          Total assets decreased to $5.479 billion at June 30, 1995 from $5.502 billion at December 31, 1994. The $23.0 million decrease in total assets relates primarily to the $102.9 million decrease in mortgage-related securities held to maturity offset by an increase of $72.2 million in loans receivable. Deposits increased to $4.510 billion at June 30, 1995 from $4.381 billion at year-end 1994 while borrowings decreased to $520.6 million from $708.4 million during the same time frame. Advance payments by borrowers for taxes and insurance increased by $35.7 million between December 31, 1994 and June 30, 1995 and other liabilities decreased $27.7 million from December 31, 1994 to June 30, 1995. Borrowers' advance payments routinely show net increases throughout the first three quarters of the year as receipts exceed insurance premiums and taxes paid during each quarter. The higher other liabilities balance at year-end 1994 represented the outstanding real estate property tax checks issued to municipalities on behalf of the borrowers and as those checks were paid during the early months of 1995 other liabilities decreased significantly. Stockholders' equity at June 30, 1995 was $355.5 million, up from $327.3 million at year-end 1994.

Liquidity and Capital Resources:

          At June 30, 1995, total consolidated liquidity, consisting of cash, cash equivalents, and investment securities, represented 5.98% of FFC's total assets compared with 5.77% at December 31, 1994. The Bank is in compliance with requirements relating to minimum levels of liquid assets as defined by OTS regulations. The ongoing management of liquid assets is an integral part of FFC's overall asset/liability management program as described below under "Asset/Liability Management." The cash and securities portfolios are among the most flexible assets available for shorter term liability matching. Total consolidated liquidity at June 30, 1995 increased by $10.3 million as compared to December 31, 1994 liquidity as a result of the net effect of significant changes in various categories of assets and liabilities during the six-month interim period. Some of the more significant changes in these categories, including liquid assets, can be summarized as follows:

   Consolidated
   Statement Of                                               Balance                                    Balance
Financial Condition                                         December 31,           Increases             June 30,
  Classification                                                1994              (Decreases)              1995
- -------------------                                         ------------          -----------          --------
                                                                                (In thousands)
Cash and cash equivalents                                   $  118,978             $  10,138           $  129,116
Securities available for
 sale:
  Investment securities                                         68,959                (7,940)              61,019
  Mortgage-related
   securities                                                  201,373                (4,286)             197,087
Securities held to
 maturity:
  Investment securities                                        129,301                 8,061              137,362
  Mortgage-related
   securities                                                1,301,118              (102,857)           1,198,261
Loans receivable, in-
   cluding loans held
  for sale                                                   3,470,447                72,158            3,542,605
Office properties                                               53,927                (1,423)              52,504
Intangible assets                                               26,726                (2,622)              24,104
Deposits                                                     4,381,455               128,989            4,510,444
Borrowings                                                     708,446              (187,840)             520,606
Advance payments by
   borrowers for taxes
   and insurance                                                15,986                35,720               51,706
Other liabilities                                               68,629               (27,657)              40,972
Stockholders' equity                                           327,308                28,216              355,524

        Changes noted in the "Increases (Decreases)" column of the preceding table are discussed below in the related sections of "Management's Discussion and Analysis."

        Management believes liquidity and capital levels are proper and that additional capital and borrowings, if needed, are available through the capital markets, the Federal Home Loan Bank (FHLB) and other sources. For a discussion of regulatory capital requirements, see Note F to the unaudited consolidated financial statements.

        On an unconsolidated basis, FFC had cash of $10.9 million and subordinated debt of $55.0 million at June 30, 1995. The principal ongoing sources of funds for FFC are dividends from FF Bank. Applicable rules and regulations of the OTS impose limitations on capital distributions by savings institutions such as FF Bank. Savings institutions such as FF Bank which have capital in excess of all fully phased-in capital requirements before and after a proposed capital distribution are permitted, after giving prior notice to the OTS, to make capital distributions during a calendar year up to the greater of
(i) 100% of net income to date during the calendar year, plus the amount that would reduce by 1/2 its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or
(ii) 75% of its net income over the most recent four-quarter period.

Total Loans Receivable and Held for Sale:

        Total loans, including loans held for sale, increased $72.2 million from $3.470 billion at December 31, 1994 to $3.543 billion at June 30, 1995. Total loans are summarized below as of the dates indicated.

                                                        June 30,             December 31,          Increase
                                                          1995                   1994             (Decrease)
                                                      -------------          ------------         ----------
                                                                   (In thousands)
Real estate loans:
    One- to four-family                                $2,054,075              $2,064,232         $ (10,157)
    Multi-family                                          214,144                 215,703            (1,559)
    Commercial and non-residential                        153,487                 143,762             9,725
                                                       ----------              ----------         ---------
       Total real estate loans                          2,421,706               2,423,697            (1,991)

Other loans:
    Consumer                                              332,807                 304,771            28,036
    Home equity                                           271,009                 240,915            30,094
    Education                                             220,587                 192,542            28,045
    Credit cards                                          197,770                 200,747            (2,977)
    Manufactured housing                                  137,725                 152,674           (14,949)
    Business                                               16,451                  19,023            (2,572)

Less net items to loans receivable                        (55,450)                (63,922)            8,472
                                                       ----------              ----------         ---------

Total loans (including loans held
    for sale)                                          $3,542,605              $3,470,447         $  72,158
                                                       ==========              ==========         =========

          The major components of the increase in total loans during the first six months of 1995 were a $28.0 million increase in consumer loans, a $28.0 million increase in education loans and a $30.1 million increase in home equity loans.

          Consumer loans increased $28.0 million in 1995 due to continuing success in marketing a second mortgage product and increased automobile financing. Student loans have increased during the first six months of 1995 primarily as a result of increased government guaranteed portfolio acquisitions from other lenders. Home equity loans have increased $30.1 million in 1995 as customer usage of this product has continued to grow. Credit card loans decreased $3.0 million in 1995 reflecting a seasonal decline in this portfolio. Manufactured housing loan balances decreased $14.9 million as FFC exited the manufactured housing lending business in late 1994 due to unfavorable pricing practices by competitors.

          Mortgage loans held for sale were $27.7 million at June 30, 1995 as compared to $11.7 million at the end of 1994. Off-balance sheet commitments to extend credit and to sell mortgage loans totaled $36.3 million and $44.6 million, respectively, at June 30, 1995 as compared to $31.7 million and $12.4 million, respectively, at December 31, 1994. During the six months ended June 30, 1995, market interest rates generally decreased as compared to interest rate levels at the end of 1994, and continue to fluctuate. The fair value of onbalance sheet mortgage loans held for sale and off-balance sheet commitments to originate and sell mortgage loans can vary substantially depending upon the movement of interest rates. Management utilizes various methods to insulate FFC from the effects of such interest-rate movements, principally by securing forward commitments to sell loans in the secondary mortgage market. However, there can be no assurance that these means will be totally effective. Future operations may be affected by the above-discussed risk factors.

Mortgage-Related Securities:

          The mortgage-related securities (MBS) portfolio decreased $107.1 million during the six months ended June 30, 1995 primarily as a result of principal repayments of $112.6 million. At the end of the second quarter, FF Bank had no commitments to purchase MBSs. Also, see "Non-Accrual MBSs" for discussion of non-performing MBSs.

          The following tables set forth, at the dates indicated, the composition of the MBS portfolio including issuer, security type and financial statement carrying value as well as classification according to available-for-sale or held-to-maturity status:

                                                                               Carrying Value At
                                                                         June 30,          December 31,
                                                                           1995                1994
                                                                        -----------          --------
                                                                               (In thousands)
Issuer/Security Type
  U.S. Government agencies:
     Mortgage-backed certificates                                        $  377,711           $  395,544
     Collateralized mortgage
      obligations                                                           344,566              347,817
                                                                         ----------           ----------
       Total agencies                                                       722,277              743,361
                                                                         ----------           ----------

  Private issuers:
     Mortgage-backed certificates
       Senior position                                                      574,926              658,508
       Mezzanine position                                                    97,430               98,507
     Collateralized mortgage
      obligations                                                               715                2,115
                                                                         ----------           ----------
       Total private issuers                                                673,071              759,130
                                                                         ----------           ----------

       Totals                                                            $1,395,348           $1,502,491
                                                                         ==========           ==========

  Total carrying value per consolidated financial statements, by classification:
     Available-for-sale portfolio                                        $  197,087           $  201,373
     Held-to-maturity portfolio                                           1,198,261            1,301,118
                                                                         ----------           ----------

       Total carrying value                                              $1,395,348           $1,502,491
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

                                                                  June 30,           December 31,
                                                                    1995               1994 (a)
                                                               -------------        ------------
                                                                       (In thousands)
Loans Delinquent 30-59 Days
  Residential real estate                                         $ 6,746               $ 8,796
  Manufactured housing                                              2,179                 2,886
  Credit card                                                       2,171                 1,964
  Commercial real estate                                              244                 1,079
  Consumer, student and other                                       6,438                 7,219
                                                                  -------               -------
                                                                  $17,778               $21,944
                                                                  =======               =======
Loans Delinquent 60-90 Days
  Residential real estate                                         $ 1,165               $ 1,950
  Manufactured housing                                                792                   974
  Credit card                                                       1,014                   883
  Commercial real estate                                              705                 1,696
  Consumer, student and other                                       5,583                 5,835
                                                                  -------               -------
                                                                  $ 9,259               $11,338
                                                                  =======               =======
Total Loans Delinquent 30-90 Days
  Residential real estate                                         $ 7,911               $10,746
  Manufactured housing                                              2,971                 3,860
  Credit card                                                       3,185                 2,847
  Commercial real estate                                              949                 2,775
  Consumer, student and other                                      12,021                13,054
                                                                  -------               -------
                                                                  $27,037               $33,282
                                                                  =======               =======

(a) The restated December 31, 1994 30-90 delinquent loan balances totaling $33.3 million have been adjusted from the $31.8 million presented in the March 31, 1995 Form 10-Q.

        At June 30, 1995, the 30-90 day delinquencies decreased $6.3 million to $27.0 million from $33.3 million at year-end 1994. As a percent of total loans receivable, loan delinquencies decreased from 0.96% at the end of 1994 to 0.76% at June 30, 1995. The decrease relates to the net effect of i) the return to satisfactory contractual performance of various commercial real estate loans,
ii) a decrease of $600,000 in student loans (which are government guaranteed) delinquent 30-90 days, iii) a decrease of $2.8 million of delinquent residential real estate loans, iv) a decrease of $900,000 in manufactured housing loans delinquent 30-90 days, and v) an increase of $400,000 in credit card delinquent balances. The overall decrease of $2.8 million in 30-90 day delinquent residential mortgages was offset by a $400,000 transfer to non-accrual status for certain multi-family residential mortgages, reflected below. All delinquent loans have been considered by management in its evaluation of the adequacy of the allowances for loan losses.

Non-Accrual Loans:

        FFC places loans into a non-accrual status when loans are contractually delinquent more than 90 days. If appropriate, loans may be placed into non-accrual status prior to becoming 90 days delinquent based upon management's analysis. Non-accrual loans are summarized, for the dates indicated, in the following table:

                                                          June 30,                December 31,
                                                            1995                       1994
                                                        -------------              --------
                                                                 (In thousands)
One- to four-family residential                            $ 5,201                   $ 5,706
Multi-family residential                                     1,026                       585
Commercial and other real estate                               227                       271
Manufactured housing                                           890                     1,034
Credit cards                                                 2,207                     2,031
Consumer and other                                             559                       937
                                                           -------                   -------
                                                           $10,110                   $10,564
                                                           =======                   =======

        Non-accrual loans decreased $500,000 to $10.1 million at June 30, 1995 from $10.6 million at December 31, 1994. As a percentage of net loans receivable, non-accrual loans decreased slightly to 0.29% at June 30, 1995 from 0.30% at December 31, 1994. The 1995 decrease in non-accrual loans relates to a decrease of $300,000 in the commercial business loan portfolio and $100,000 decreases for residential mortgage, manufactured housing and consumer loans. These decreases were offset partially by a $200,000 increase in non-accrual credit card loan balances. All of these relatively minor fluctuations demonstrate the stability of the collection and monitoring processes during a period including a significant acquisition. FFC has had no troubled debt restructurings during 1995.

        All loans included in non-accrual status have been considered by management in its review of the adequacy of allowances for loan losses.

Non-Accrual MBSs:

        At June 30, 1995 and December 31, 1994, FFC had two non-accrual MBS's having a net carrying value, after reduction for specific reserves, of $12.9 million and $15.5 million, respectively. The decrease in carrying value relates to the reclassification of the related reserve for loss from a general reserve to a specific reserve. Each of these MBSs is a mezzanine security, which is subordinate to the senior position of that issue but still superior to other subordinate positions designed to absorb first losses. FFC's mezzanine position is superior to subordinate positions amounting to 4.14% of the current aggregate par value of the securities in question. Independent national rating agencies downgraded these two securities as well as an unrelated senior position security, having a net carrying value of $8.7 million, of the same issuer during 1994. The senior position security continues to be a performing asset.

        Also, during 1995, independent national rating agencies have downgraded, to below investment grade, MBSs of two unrelated issuers in which FFC has senior ownership positions having a net carrying value of $7.8 million at June 30, 1995. These senior position securities continue to be performing securities and are superior to subordinate positions amounting to 7.50% of the current aggregate par value of the securities in question.

        The aggregate par and net carrying values of the above discussed MBSs rated below investment grade were $38.8 million and $29.6 million, respectively, at June 30, 1995.

        Management believes that the carrying value of the above referenced securities is fairly stated based upon its evaluations, including information from the rating agencies as well as discounted cash flow analyses performed by management, which are based upon reasonable assumptions for future delinquency levels, foreclosure rates and recovery ratios in the underlying portfolios. Management also has the intent and ability to retain its investment in these securities for a period of time sufficient to allow for anticipated recovery of fair value.

        FFC's portfolio of MBSs totaled approximately $1.40 billion at June 30, 1995, and except for the two non-accrual MBSs, all of FFC's mortgage-related securities were performing assets. Additionally, with the exception of the downgraded securities noted above, all of FFC's mortgage-related securities are
i) rated at a minimum of investment grade by at least one nationally recognized independent rating agency, or ii) are government agency backed issues.


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

        A summary of activity in the allowances for loan losses, for the six months ended June 30, 1995 and 1994, follows:

                                                             Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                             ------------------               --------------------
                                                               1995           1994            1995            1994
                                                             --------       --------        --------        ------
                                                                               (In thousands)
Allowances at beginning of period                            $25,149        $26,643         $25,180         $25,905
From acquired bank                                                --             --              --             816
Provisions                                                     2,073          1,894           4,192           3,362
Charge-offs                                                   (2,961)        (2,285)         (5,499)         (4,496)
Recoveries                                                       382            256             770             921
                                                             -------        -------         -------         -------
Allowances at end of period                                  $24,643        $26,508         $24,643         $26,508
                                                             =======        =======         =======         =======

        A discussion of loan loss provisions and charge-offs is presented in "Management's Discussion and Analysis--Comparison of the Unaudited Consolidated Statements of Income for the Six Months Ended June 30, 1995 and 1994." An analysis of allowances by loan category and the percentage of such allowances by category and in the aggregate to loans receivable at the dates indicated, follows:

                                                   June 30, 1995                           December 31, 1994
                                             ---------------------------               ----------------------
                                                            As Percentage                            As Percentage
                                         Allowance          Of Total Loans        Allowance          Of Total Loans
                                          Amount             In Category            Amount            In Category
                                        -----------        ---------------       -----------        -----------------
                                                                 (Dollars in thousands)
Credit cards                             $ 6,699                  3.39%           $ 6,737                   3.36%
Residential real estate                    6,718                   .30              6,990                    .32
Manufactured housing                       3,462                  2.51              4,267                   2.79
Commercial and non-resi-
    dential real estate                    3,826                  2.49              3,632                   2.53
Consumer                                   2,791                   .84              2,444                    .80
Home equity                                  554                   .20                487                    .20
Commercial business                          550                  3.34                577                   3.03
Education                                     43                   .02                 46                    .02
                                         -------                                  -------
                                         $24,643                   .70%           $25,180                    .73%
                                         =======                 =====            =======                  =====

        The allowances for loan losses were $24.6 million, or 0.70% of loans receivable, at June 30, 1995 compared to $25.2 million, or 0.73%, at December 31, 1994. The allowances for losses represented 244% of non-accrual loans at June 30, 1995 as compared to 238% at the end of 1994. Management believes that the allowances for losses are sufficient based upon current evaluations.


Foreclosed Properties and Repossessed Assets:

        Foreclosed properties and other repossessed assets are summarized, for the dates indicated, as follows:

                                                                     June 30,                December 31,
                                                                        1995                     1994
                                                                    -------------             --------
                                                                              (In thousands)
Foreclosed real estate properties                                      $ 6,034                  $ 6,095
Manufactured housing owned                                                 153                      171
Consumer and other repossessed assets                                      110                       96
                                                                       -------                  -------
                                                                         6,297                    6,362
Less allowances for losses                                              (1,086)                  (1,146)
                                                                       -------                  -------
                                                                       $ 5,211                  $ 5,216
                                                                       =======                  =======

        Foreclosed properties, net of allowances for losses, remained stable at $5.2 million at both June 30, 1995 and December 31, 1994.

        A summary of the activity in allowances for losses on foreclosed properties, for the six months ended June 30, 1995 and 1994, is presented below.

                                                   Three Months Ended           Six Months Ended
                                                        June 30,                     June 30,
                                                 ---------------------       ---------------------
                                                  1995           1994         1995           1994
                                                                  (In thousands)

Allowances at beginning
 of period                                      $1,095          $1,393      $1,146         $1,386
Provisions                                          15             100          30            332
Charge-offs                                        (24)           (162)        (90)          (387)
                                                ------          ------      ------         ------
Allowances at end of
 period                                         $1,086          $1,331      $1,086         $1,331
                                                ======          ======      ======         ======

         The larger commercial real estate properties (having a carrying amount of $1.0 million or greater) included in foreclosed properties, for the dates indicated, are presented below. These properties are carried at the lower of cost or fair value.

                                                                       Carrying Value At
Property                                                         June 30,            December 31,
  Type                 Property Location                           1995                  1994
- --------               -----------------                       -------------         --------
                                                                      (In thousands)
Retail                 Milwaukee, Wisconsin                      $ 1,089                 $ 1,089
Retail                 Fort Worth, Texas                           1,012                   1,012

        All of the above foreclosed real estate properties and repossessed assets have been considered by management in its evaluation of the adequacy of allowances for losses.


Classified Assets, Including Non-Performing Assets:

        For regulatory purposes, FF Bank utilizes a comprehensive classification system for thrift institution problem assets. This classification system requires that problem assets be classified as "substandard," "doubtful" or "loss," depending upon certain characteristics of the particular asset or group of assets as defined by supervisory regulations.

        An asset is classified "substandard" if management believes it contains defined characteristics relating to borrower net worth, paying capacity or value of collateral which indicate that some loss is distinctly possible if noted deficiencies are not corrected. "Doubtful" assets have the same characteristics present in substandard assets but to a more serious degree, to the belief of management, such that it is improbable that the asset could be collected or liquidated in full. "Loss" assets are deemed to be uncollectible or of such minimal value that their continuance as assets without being specifically reserved is not warranted. Substandard and doubtful classifications require the establishment of prudent general allowance for loss amounts, while loss assets, to the extent that such assets are classified as a "loss," require a 100% specific allowance or that the asset be charged off.

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

        Classified  assets,   including  non-performing  assets,  for  FF  Bank,
categorized by type of asset are set forth in the following table:

                                                                 June 30,               December 31,
                                                                   1995                     1994
                                                               -------------            --------
                                                                        (In thousands)
Classified assets:
   Non-performing assets:
     Non-accrual loans                                            $10,110                 $10,564
     Non-accrual MBSs                                              12,908                  15,455
     Real estate held for sale by FFC                               1,327                   1,089
     Foreclosed properties and other
        repossessed assets                                          5,211                   5,216
                                                                  -------                 -------
          Total Non-Performing Assets                              29,556                  32,324

   Add back general valuation allowances net-
     ted against foreclosed properties above                        1,086                   1,146
   Adjustment for non-performing residential
     loans not classified due to low
     loan-to-appraisal value                                         (735)                   (414)
   Adjustment for real estate held for sale not
     included in FF Bank classified assets                         (1,327)                 (1,089)
   Additional classified performing loans:
     Residential real estate                                        1,449                   1,858
     Commercial real estate                                         6,197                   8,057
     Consumer and other                                               729                     672
   Other adversely classified assets                                   --                     135
                                                                  -------                 -------
          Total Classified Assets                                 $36,955                 $42,689
                                                                  =======                 =======

          During the six months ended June 30, 1995, classified assets decreased $5.7 million to $37.0 million from $42.7 million at December 31, 1994 primarily as a result of the $2.6 million decrease in the carrying value of two non-accrual mortgage-backed securities referred to previously (see "Non-Accrual MBSs") and a $1.9 million decrease in classified performing commercial real estate loans. As a percentage of total assets, classified assets decreased from 0.78% at year-end 1994 to 0.67% at June 30, 1995.

          The decrease in non-accrual loans and the decrease in foreclosed properties during the first six months of 1995 have been discussed above (see "Non-Accrual Loans" and "Foreclosed Properties").

          The following table sets forth, at the dates indicated, performing commercial real estate mortgage loans (in excess of $1.0 million) included in classified assets, due to the possible adverse effects of identifiable future events.

                                                                       Loan Amount Classified
Property Type Of           Property                             June 30,                   December 31,
Loan Collateral            Location                               1995                         1994
- ----------------          ----------                          -------------                --------
                                                                          (In thousands)
Office/Land               Sheboygan, Wisconsin                $ 3,613                        $3,633
Motels                    Various-Tennessee                        --                         2,553 (a)

(a) Represents FF Bank's 20% interest in loans, aggregating $12.3 million, for which FF Bank is also the lead lender. The loans have been removed from the classification listing based upon the receipt of certain contractual principal payments in early 1995.

          Other adversely classified assets remained relatively unchanged during the first six months of 1995.

          All adversely classified assets at June 30, 1995, have been considered by management in its evaluation of the adequacy of allowances for losses.

Deposits and Other Liabilities:

          Deposits increased $129.0 million during the six months ended June 30, 1995, primarily due to the success of a new program for short-term certificates of deposit. The weighted average cost of deposits of 4.54% at June 30, 1995 was higher than the 4.15% reported at December 31, 1994 due to rising certificate of deposit rates and more aggressive pricing of certain certificate of deposit products during 1995.

          Advance payments by borrowers for taxes and insurance increased by $35.7 million during the first six months of 1995 as a result of the normal cumulative monthly deposits made by borrowers less interim payments of taxes and insurance premiums.

Borrowings:

          At June 30, 1995, FFC's consolidated borrowings decreased $187.8 million to $520.6 million from $708.4 million at December 31, 1994. The decrease in borrowings is primarily attributable to the net effect of i) repayments of $125.0 million in long-term and $146.1 million in short-term FHLB advances and
ii) a net increase in short-term reverse repurchase agreements of $86.0 million.

Stockholders' Equity:

          Stockholders' equity at June 30, 1995 was $355.5 million, or 6.49% of total assets, as compared to $327.3 million, or 5.95% of total assets, at December 31, 1994. The major changes in stockholders' equity included i) net income of $27.1 million earned during the first six months of 1995, ii) cash dividend payments to stockholders of $7.0 million, and iii) a $4.7 million increase in the carrying value of securities available for sale due to market conditions. Stockholders' equity per share increased from $11.24 per share at year-end 1994 to $12.04 per share at June 30, 1995.

Regulatory Capital:

          As set forth in Note F to the unaudited consolidated financial statements, FF Bank exceeds all fully phased-in regulatory capital requirements mandated by the OTS.

Loan Originations:

          A comparison of loan originations for the first six months of 1995 and 1994, including loans originated for sale (but excluding MBSs), is set forth below:

                                                                Six Months Ended June 30,
                                                  1995              Percent        1994         Percent
                                                --------            -------      --------       -------
                                                                  (Dollars in thousands)
Loan Type
 Mortgage:
   One- to four-family                          $  195,499           49.2%       $  457,545        62.1%
   Multi-family                                     12,630            3.2            36,440         4.9
   Commercial/non-residential                       10,733            2.7            29,769         4.0
   Refinanced one- to four-
     family loans previously
     sold and serviced for others                       --             --            21,961         3.0
                                                ----------          -----        ----------       -----
                                                   218,862           55.1           545,715        74.0

 Consumer                                          105,563           26.6           131,764        17.9
 Student                                            41,026           10.3            17,511         2.4
 Home equity-net                                    30,092            7.6            27,321         3.7
 Manufactured housing                                   --             --             9,195         1.2
 Commercial business                                 1,677             .4             5,346          .7
 Refinanced manufactured
  housing loans previously
  sold and serviced for others                          --             --               475          .1
 Credit cards-net                                       --             --                --          --
                                                ----------          -----        ----------       -----
     Total loans originated                        397,220          100.0%          737,327        100.0%
                                                                    =====                          =====

 (Increase) decrease in undisbursed
    loan proceeds                                    6,586                           (8,211)
                                                ----------                       ----------
     Total loans disbursed                      $  403,806                       $  729,116
                                                ==========                       ==========

        Total loan originations decreased to $397.2 million for the first six months of 1995 from $737.3 million for the same period in 1994. This net 1995 decrease of $340.1 million was primarily attributable to a $326.9 million decrease in mortgage loan originations.

        One- to four-family mortgage loan originations and refinancings decreased $284.0 million to $195.5 million for the first six months of 1995 as compared to $479.5 million for the same period in 1994. At June 30, 1995, one- to four-family mortgage loan applications in process and commitments totaled $73.2 million and $28.2 million as compared to $42.6 million and $23.3 million at December 31, 1994. The decrease in originations and refinancings reflects reduced borrower demand as interest rates have risen during 1994 and 1995. The recent decline in interest rates has led to the increase in commitments and applications in process. Approximately 55% of originations for the first six months of 1995 were adjustable-rate mortgage loans which are held for investment purposes. With the decrease in interest rates, borrower preference has recently turned toward fixed-rate mortgage loans. Longer term fixed-rate mortgages are normally sold into the secondary market.

        Originations of multi-family and commercial/non-residential loans decreased $42.8 million to $23.4 million for the first six months of 1995 as compared to $66.2 million for the same period in 1994. Commercial real estate loan originations remain at relatively low levels in 1995 due to regional market conditions and the competitive environment.

        Consumer loan originations decreased $26.2 million to $105.6 million in the first six months of 1995 primarily due to decreased volumes of refinancings through FF Bank's short-term consumer first mortgage product.

        Student loan originations increased $23.5 million to $41.0 million during the first six months of 1995 as a result of increased government guaranteed portfolio acquisitions and subsequent origination referrals from other smaller lenders who are exiting this product line because of costly audit requirements recently imposed by the Department of Education.

        Home equity loan balances increased $30.1 million for the first six months of 1995 to $271.0 million as customer usage of this product continues to grow.

        Credit card loans decreased $3.0 million in the first six months of 1995 due to net decreases in credit card loan balances which are included in loan repayments in FFC's consolidated statement of cash flows. Credit card balances traditionally decrease in the first part of the year due to normal seasonal reductions of consumer demand following the calendar year end. However, credit card balances have increased to $197.8 million at June 30, 1995 from $187.6 million at June 30, 1994, reflecting the continuing year-to-year increase in this portfolio.

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

        The table on page 23 sets forth the combined estimated maturity/repricing structure of FFC's consolidated interest-earning assets (including net items) and interest-costing liabilities at June 30, 1995. Assumptions regarding prepayment and withdrawal rates are based upon FFC's historical experience, and management believes such assumptions are reasonable. The table does not necessarily indicate the impact of general interest rate movements on FFC's net interest income because repricing of certain categories of assets and liabilities through, for example, prepayments of loans and withdrawals of deposits, is beyond FFC's control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate from those assumed in calculating the data in the table.

        FFC's consolidated negative one-year interest-rate sensitivity gap at June 30, 1995 was $189.5 million or 3.46% of total assets. The one-year negative gap increased $83.4 million from the December 31, 1994 negative gap of $106.1 million or 1.93% of total assets at that date.

        FFC's consolidated one-year negative gap position of 3.46% at June 30, 1995 falls within management's current operating range of a 10% positive gap position to a 10% negative gap position. In view of the current interest-rate environment and the related impact on customer behavior, management believes that it is extremely important to weigh and balance the effect of asset/liability management decisions in the short-term in its efforts to maintain net interest margins and acceptable future profitability. As such, management believes that it has been able to achieve a consistent net interest margin while still meeting its asset/liability management objectives.

        In this regard and in compliance with OTS regulations, FF Bank also measures and evaluates interest-rate risk via a separate methodology. The net market value of interest-sensitive assets and liabilities is determined by measuring the net present value of future cash flows under varying interest rate scenarios in which interest rates would theoretically increase or decrease up to 400 basis points on a sudden and prolonged basis. This theoretical analysis at the end of the second quarter of 1995 indicated that FF Bank's current financial position should adequately protect FF Bank, and thus FFC, from the effects of rapid rate changes. The OTS also requires an interest-rate risk capital measurement such that an institution with a measured interest-rate risk exposure greater than specified levels must deduct an interest-rate risk component when calculating the OTS risk-based capital requirement. See Note F to the unaudited consolidated financial statements for further information. At June 30, 1995, FF Bank was not required to deduct an interest-rate risk component under the OTS regulations.

FIRST FINANCIAL CORPORATION CONSOLIDATED GAP ANALYSIS AT JUNE 30, 1995

                                               Three                             Greater         Greater           Greater
                                               Months         Four Months       Than One        Than Three        Than Five
                                                and             Through          Through         Through           Through
                                               Under           One Year        Three Years      Five Years        Ten Years
                                             ---------        ----------       -----------      -----------       ----------
                                                                         (Dollars in thousands)
Rate-sensitive assets:
   Investments and interest-
     earning deposits, including
     federal funds (a)(b)                    $  104,048       $   40,305       $   75,317       $      106        $    637
   Mortgage-related securities (b)              345,063          919,748           61,567           23,154          30,420
   Mortgage loans (c)(d):
     Fixed-rate                                  61,596          156,419          364,219          268,714         413,701
     Adjustable-rate                            177,791          382,328          402,420               --              --
   Other loans                                  637,236          177,979          193,170           81,339          62,842
                                             ----------       ----------       ----------       ----------        --------
                                              1,325,734        1,676,779        1,096,693          373,313         507,600

Rate-sensitive liabilities:
   Deposits (e)(f):
     Checking                                   107,527           25,117           62,661           48,749          75,991
     MMDA                                       100,525           40,531           93,132           48,429          40,923
     Savings (passbook)                         287,457          202,832           70,650           50,868          73,250
     Certificates of deposit                    623,420        1,376,037          818,864          199,231          33,867
   Borrowings                                   403,424           25,095           25,555           59,586           1,716
                                             ----------       ----------       ----------       ----------        --------
                                              1,522,353        1,669,612        1,070,862          406,863         225,747
                                             ----------       ----------       ----------       ----------        --------


GAP (repricing difference)                   $ (196,619)      $    7,167       $   25,831       $  (33,550)       $281,853
                                             ==========       ==========       ==========       ==========        ========


Cumulative GAP                               $ (196,619)      $ (189,452)      $ (163,621)      $ (197,171)       $ 84,682
                                             ==========       ==========       ==========       ==========        ========


Cumulative GAP/Total assets                      (3.59)%          (3.46)%          (2.99)%          (3.60)%           1.55%
                                             ==========       ==========       ==========       ==========        ========

FIRST FINANCIAL CORPORATION CONSOLIDATED GAP ANALYSIS AT JUNE 30, 1995

*****  TABLE CONTINUED FROM THE PREVIOUS PAGE *****

                                                 Greater
                                                 Than Ten        Greater
                                                 Through          Than
                                                 20 Years        20 Years        Total
                                                ----------       --------      --------
                                                        (Dollars in thousands)
Rate-sensitive assets:
   Investments and interest-
     earning deposits, including
     federal funds (a)(b)                        $ 35,456       $       --   $   255,869
   Mortgage-related securities (b)                 14,574              822     1,395,348
   Mortgage loans (c)(d):
     Fixed-rate                                   144,861            3,780     1,413,290
     Adjustable-rate                                   --               --       962,539
   Other loans                                     14,210               --     1,166,776
                                                 --------       ----------   -----------
                                                  209,101            4,602     5,193,822

Rate-sensitive liabilities:
   Deposits (e)(f):
     Checking                                      66,543           36,481       423,069
     MMDA                                          10,388            1,154       335,082
     Savings (passbook)                            46,618           10,935       742,610
     Certificates of deposit                           --               --     3,051,419
   Borrowings                                       1,910            3,320       520,606
                                                 --------       ----------   -----------
                                                  125,459           51,890     5,072,786
                                                 --------       ----------   -----------


GAP (repricing difference)                       $ 83,642       $  (47,288)  $   121,036
                                                 ========       ==========   ===========


Cumulative GAP                                   $168,324       $  121,036
                                                 ========       ==========


Cumulative GAP/Total assets                          3.07%            2.21%
                                                 ========       ==========

(a) Investments are adjusted to include FHLB stock and other items totaling $35.5 million as investments in the "Greater Than Ten Through 20 Years" category.

(b) Investment and mortgage-related securities are presented at carrying value, including net unrealized gain or loss on available-for-sale securities.

(c) Based upon 1) contractual maturity, 2) repricing date, if applicable, 3) scheduled repayments of principal and 4) projected prepayments of principal based upon the FFC's historical experience as modified for current market conditions.

(d) Includes loans held for sale.

(e) Deposits include $51.7 million of tax and insurance accounts and exclude accrued interest on deposits of $10.0 million.

(f) FFC has assumed that its passbook savings, NOW accounts and money market deposit accounts would have projected annual withdrawal rates, based upon FFC's historical experience, of 26%, 34% and 42%, respectively.

                               COMPARISON OF THE
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 1995 AND 1994

Selected Income Statement Information:

         Net income of $16.3 million for the second quarter of 1995 represents an increase of $7.6 million from the $8.7 million reported for the second quarter of 1994. Earnings for the second quarter of 1994 were affected by a one-time after-tax charge of $5.9 million, or $0.20 per share, relating to reserves established to cover possible losses on a portion of FFC's MBS portfolio. The annualized returns on average assets and average equity for the second quarter of 1995 were 1.19% and 18.76%, respectively, as compared to 0.65% and 11.62%, respectively for the 1994 period. Fully diluted earnings per share increased to $0.54 per share for the 1995 quarter as compared to the restated $0.29 per share reported for the second quarter of 1994.

         Net income of $27.1 million for the six months ended June 30, 1995 represents an increase of $4.9 million from the $22.2 million reported for the same period in 1994. Net income for 1995 includes a charge for acquisition costs incurred relative to the acquisition of FirstRock during the first quarter of 1995. The acquisition charge aggregated $6.5 million on a pre-tax basis and $4.0 million on an after-tax basis, or $0.14 per share. Earnings for the first six months of 1994 were affected by the one-time MBS charge referred to above. The annualized returns on average assets and average equity for the first six months of 1995, excluding the acquisition charge, were 1.14% and 18.28%, respectively, as compared to 0.84% and 14.86%, respectively, for the restated 1994 period. Fully diluted earnings per share increased to $0.90 per share for the first six months of 1995 as compared to the restated $0.74 per share reported for the first six months of 1994. Excluding the acquisition charge, fully diluted earnings per share would have been $1.04 per share for the first six months of 1995.

Net Interest Income:

         Net interest income increased $1.5 million to $45.5 million during the second quarter of 1995 from $44.0 million for the second quarter of 1994. The net interest margin of 3.47% for the second quarter of 1995 was up from the 3.42% reported for the second quarter of 1994. Interest income and interest expense increased $10.8 million and $9.30 million, respectively, for the second quarter of 1995 as compared to 1994. The average balances of interest-earning assets and interest-bearing liabilities increased from $5.352 billion and $5.127 billion, respectively, in 1994 to $5.483 billion and $5.225 billion, respectively, in 1995. The 1995 increases in average balances are primarily due to the asset growth funded via deposit inflows and FHLB advances. The increase in average interest-earning assets was complemented by a slightly greater increase in the average yield of interest-earning assets (7.33% in 1994 versus 8.02% in 1995) than in the average cost on interest-bearing liabilities (4.03% in 1994 versus 4.70% in 1995).

         Net interest income increased $5.3 million to $91.7 million during the first half of 1995 from $86.4 million for the first half of 1994. The net interest margin of 3.47% for the first half of 1995 was up from the 3.38% reported for the first half of 1994. Interest income increased $22.4 million for the first half of 1995 as compared to 1994. Interest expense increased $17.1 million for the first six months of 1995 as compared to the same period in 1994. The average balances of interest-earning assets and interest-bearing liabilities increased from $5.317 billion and $5.076 billion, respectively, in 1994 to $5.482 billion and $5.234 billion in 1995, respectively. The ratio of average interest-earning assets to average interest-bearing liabilities increased slightly to 103.3% for the first half of 1995 as compared to 103.2% for the 1994 period.

Interest Spread:

         The following table sets forth the weighted average yield earned on FFC's interest-earning assets, the weighted average interest rate paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the three months and six months ended June 30, 1995 and 1994. A comparison of similar data as of June 30, 1995 and 1994 is also shown.

                                            For the               For the
                                      Three Months Ended     Six Months Ended             At
                                           June 30,              June 30,               June 30,
                                      -----------------     -----------------     --------------
                                        1995        1994      1995        1994      1995       1994
                                      --------    -------   --------    -------   --------   ------
Weighted average yield on
   interest-earning assets               8.02%      7.33%      7.93%     7.30%       8.01%      7.30%

Weighted average rate paid
   on deposit accounts and
   borrowings                            4.70       4.03       4.61      4.05        4.74       4.07
                                        -----      -----      -----     -----       -----      -----

Interest spread                          3.32%      3.30%      3.32%     3.25%       3.27%      3.23%
                                        =====      =====      =====     =====       =====      =====

Net interest margin (net
   interest income as a
   percentage of earning
   assets)                               3.47%      3.42%      3.47%    3.38%        3.40%      3.30%
                                        =====      =====      =====    =====        =====      =====

       The interest spread increased to 3.32% for both the three and six months ended June 30, 1995 from 3.30% and 3.25% for the same periods in 1994 due to the factors noted above. The interest margin was 3.47% for both the three months and six month periods ended June 30, 1995 as compared to 3.42% and 3.38% for the same periods in 1994. The interest spread and the net interest margin were 3.27% and 3.40%, respectively, at June 30, 1995 as compared to 3.23% and 3.30%, respectively, at June 30, 1994.

Provisions For Losses on Loans:

       Provisions for loan losses increased $200,000 and $800,000 respectively, for the second quarter and the first six months of 1995 as compared to the 1994 periods. The 1995 increase in provisions for loan losses primarily reflects the growth in FFC's loan portfolio as average loans receivable increased from $3.294 billion and $3.265 billion for the quarter and six months ended June 30, 1994, respectively, as compared to $3.544 billion and $3.526 billion for the 1995 periods.

       The following table summarizes FFC's net charge-off experience by category for the six months ended June 30, 1995 and 1994.

                                             For the Three Months                     For the Six Months
                                                 Ended June 30,                          Ended June 30,
                                         --------------------------                 --------------------
                                             1995                1994               1995                1994
                                         ------------        -----------         ----------          -------
                                            Net                  Net                 Net                 Net
                                         Charge-offs         Charge-offs         Charge-offs         Charge-offs
                                         (Recoveries)        (Recoveries)        (Recoveries)        (Recoveries)
Loan Type                                                       (Dollars in thousands)
Credit cards                                $1,733              $1,708              $3,174               $3,135
Manufactured housing                           251                 209                 691                  578
Residential real estate                        436                  72                 564                 (222)
Consumer and other                              50                  40                  13                   84
Commercial business                            109                  --                 287                   --
                                            ------              ------              ------               ------
                                            $2,579              $2,029              $4,729               $3,575
                                            ======              ======              ======               ======

Net charge-offs as a
  percent of average loans
  outstanding (annualized)                    0.29%               0.25%               0.27%                0.22%
                                            ======              ======              ======               ======

        The net charge-offs for all displayed periods are greater than the provisions for loan losses for each respective period. The three months and six months ended June 30, 1995 show net charge-offs in excess of provisions approximating $500,000 for both periods. This is primarily the result of reducing manufactured housing loan loss provisions as FFC exited this product line in 1994 and portfolio losses being sustained are absorbed by existing allowance balances.

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


Non-Interest Income:

        Non-interest income increased $8.5 million during the second quarter of 1995 as compared to the same period in 1994 primarily due to the second quarter 1994 $9.0 million MBS loss reserve. Deposit fee income increased $400,000 in 1995 from the same period in 1994. Loan fees increased $400,000 to $2.8 million for the second quarter of 1995 from the same period in 1994 due to increased levels of activity-related credit card and debit card fees. Service fees on loans sold decreased in the second quarter of 1995 from 1994 levels due to changing the method of accounting for agency guaranty fees on serviced loans acquired in the FirstRock transaction. The $300,000 decrease in gain on sales of availablefor-sale securities in 1995 relates to the 1994 sales of securities as FFC acted to protect the value of the available-for-sale portfolio as interest rates rose during 1994. Gains realized from the sale of loans decreased $900,000 in 1995 from 1994 levels due to the net effect of i) a higher level of gains on secondary mortgage market sales in 1995 and ii) a $1.2 million gain realized in 1994 upon the sale of credit card loans upon the termination of a credit card affinity group relationship. FFC sells long-term, fixed-rate mortgage loans in the normal course of interest-rate risk management. Gains or losses realized from the sale of loans held for sale can fluctuate significantly from period to period depending upon the volatility of interest rates and the volume of loan originations. Thus, results of sales in any one period may not be indicative of future results.

        Non-interest income increased $7.1 million to $20.6 million in the first half of 1995 from $13.5 million for the first half of 1994. Again, the 1994 MBS reserve accounted for the major portion of that increase. For the first half of 1995, deposit fee income and loan related fee income increased $500,000 and $600,000, respectively, compared to the first half of 1994. Insurance and brokerage sales commissions were at $3.8 million for both the 1995 and 1994 periods. Net gains on sales of loans decreased $2.1 million in the first half of 1995 for the reasons noted above as well as a $400,000 gain realized on the sale of finance company receivables of NorthLand during the first quarter of 1994. Net gains on sales of available-for-sale securities decreased $1.2 million in 1995 from 1994 for the reasons noted above.

Non-Interest Expense:

        Non-interest expenses decreased approximately $1.4 million for the quarter ended June 30, 1995 as compared to the same period in 1994, primarily due to consolidation of operations in the second quarter of 1995 following the FirstRock acquisition. Non-interest expenses increased $4.8 million to $65.5 million for the first half of 1995 as compared to 1994 due to the net effect of
i) acquisition costs and charges, totaling $6.5 million, incurred relative to the FirstRock acquisition and ii) the aforementioned cost savings resulting from the consolidation of operations following that acquisition. The acquisition costs include i) transaction-related costs, including investment banker fees, attorneys fees and accounting fees, ii) payments relating to employment/change-in-control agreements upon termination of certain FirstRock senior officers, iii) retention bonuses and severance payments made to other FirstRock employees, iv) writedowns of assets not needed by FFC in the conduct of FirstRock's business following the acquisition, and v) other writeoffs/accruals relating to those contracts and business practices of FirstRock not having future value to FFC.

        The  1995  decreases  in  non-interest   expense,   resulting  from  the
consolidation of FirstRock operations, are most noticeably apparent in the compensation and benefits expense category, which declined $2.0 million and $2.2 million, respectively, for the quarter and six months ended June 30, 1995. Employee benefits expense has also been reduced $600,000 through the first six months of 1995 due to the anticipated use of the Employee Stock Ownership Plan
(ESOP), inherited from FirstRock, in place of or in conjunction with FFC's normal profit sharing plan contribution for 1995. The ESOP shares, which were purchased in 1992, are grandfathered from Statement of Position (S.O.P.) No. 93-6 issued by the American Institute of Certified Public Accountants. As such, expense for ESOP shares to be granted to FFC employees will be at cost as opposed to market value as required by S.O.P.
No. 93-6 for shares acquired after 1992.

        Non-interest expenses decreased as a percentage of average assets to 2.08% and 2.15%, respectively, for the quarter and six months ended June 30, 1995 as compared to 2.24% and 2.28%, respectively, for the same periods in 1994. The improvement in this ratio is reflective of i) the growth in FFC's assets,
ii) the effectiveness of the consolidation of operations after the FirstRock and NorthLand acquisitions, iii) decreases in writedowns on foreclosed commercial real estate and iv) ongoing expense control measures.

        Controllable non-interest expenses, which exclude the amortization of intangible assets and the net cost of operations of foreclosed properties, decreased to 1.98% and 2.06%, respectively, of average assets for the quarter and six months ended June 30, 1995 as compared to 2.12% and 2.16% for the same periods in 1994. In addition, FFC's efficiency ratio (which represents the ratio of controllable expenses to net interest income plus recurring non-interest income) improved to 48.90% and 50.36%, respectively, for the three months and six months ended June 30, 1995, as compared to 53.06% and 54.37%, respectively, for the corresponding 1994 periods.

        The Federal Deposit Insurance Corporation (FDIC) has proposed to lower deposit insurance assessments for financial institutions insured by the Bank Insurance Fund (BIF) of the FDIC from the current maximum of 23 cents per $100 of deposits to as low as 4 cents per $100 of deposits. At the current time, no similar decrease has been proposed for those institutions insured by the Savings Association Insurance Fund (SAIF) of the FDIC. FF Bank's deposits are insured by the SAIF. This potential disparity could place SAIF-insured institutions, such as FF Bank, at a competitive disadvantage with BIF-insured institutions.

        In this regard, FFC recently filed an application with the Wisconsin Commissioner of Savings and Loans to organize a de novo stock savings bank, First Financial Savings Bank, SSB ("FFSB"). Applications also were filed with the OTS and FDIC to obtain necessary regulatory approvals and federal deposit insurance for FFSB. It is expected that the savings accounts of FFSB will be insured by the BIF. FFSB is being organized to take advantage of the proposed lower insurance of accounts assessments for BIF-insured institutions compared to SAIF-insured institutions. The application filed with the Wisconsin Commissioner has been conditionally approved, subject to FDIC approval. The FDIC and OTS applications are pending. However, processing of those applications has been suspended as the OTS and FDIC await further regulatory and/or legislative action with respect to the BIF-SAIF assessment disparity. Current legislative proposals pending before Congress include plans which would result in equal assessments for BIF and SAIF insured institutions, but would also require a one time assessment of up to 90 basis points on SAIF insured deposits. If such a solution were enacted into law, the organization of FFSB would be unnecessary. However, there can be no assurance that a regulatory or legislative solution to the BIF-SAIF assessment disparity will be adopted, and if not, whether FFC will receive regulatory approval to organize FFSB.

Income Taxes:

        Income tax expense increased $3.7 million to $9.0 million for the second quarter of 1995 as compared to $5.3 million for 1994 due to the increased pre-tax income in 1995 as a result of i) continuing improved core earnings in 1995 and ii) the $9.0 million MBS loss reserve recorded in 1994.

        Income tax expense increased $1.9 million to $15.5 million for the first half of 1995 from $13.6 million for the first half of 1994. The increase relates to the same factors cited for the second quarter as offset by tax credits relating to the FirstRock acquisition costs and charges. The effective income tax rate decreased to 36.4% in 1995 from 38.0% in 1994.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

       a. On April 19, 1995 the Corporation held an Annual Meeting of Shareholders (the "Annual Meeting").

       b. Set forth below is certain information with respect to i) individuals nominated for election as directors at the Annual Meeting and ii) continuing directors whose terms do not expire until future annual meetings.

                 Nominated for                               For Term
                Three-Year Terms                            To Expire
                ----------------                            ----------

                James O. Heinecke                             1998
                Paul C. Kehrer                                1998
                Ignatius H. Robers                            1998
                John H. Sproule                               1998
                Norman L. Wanta                               1998

                Continuing Directors
                ----------------------

                Robert S. Gaiswinkler                         1997
                Gordon M. Haferbecker                         1997
                Robert T. Kehr                                1996
                Robert P. Konopacky                           1996
                Dr. George R. Leach                           1997
                John C. Seramur                               1997
                Ralph R. Staven                               1996
                Arlyn G. West                                 1996

       c. Set forth below is a description of the matters voted upon at the Annual Meeting. The number of votes cast for, or withheld and abstentions is set forth below:

                Five directors were elected for a term of three years. A list of these directors (including the votes for or withheld) is noted below:

                                             Votes For           Votes Withheld

                James O. Heinecke           24,245,496              271,443
                Paul C. Kehrer              24,160,433              356,714
                Ignatius H. Robers          24,240,565              276,373
                John H. Sproule             24,233,695              275,460
                Norman L. Wanta             24,168,160              348,779

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


                                          FIRST FINANCIAL CORPORATION


Date:  August 11, 1995                    /s/ John C. Seramur
                                          --------------------
                                          John C. Seramur, President
                                          (Chief Executive Officer) and Director





Date:  August 11, 1995                    /s/ Thomas H. Neuschaefer
                                          --------------------------
                                          Thomas H. Neuschaefer
                                          Vice President, Treasurer and Chief
                                          Financial Officer

                                   EXHIBIT 11
                          FIRST FINANCIAL CORPORATION
                       COMPUTATION OF EARNINGS PER SHARE

                                                                    For The                                For The
                                                               Three Months Ended                      Six Months Ended
                                                                    June 30,                               June 30,
                                                               ------------------                    --------------
                                                                1995             1994                 1995             1994
                                                               ------           ------               ------           -----
                                                                                 (In thousands, except
                                                                                    per share data)
PRIMARY EARNINGS PER SHARE

Net income                                                     $16,305          $ 8,749              $27,132         $22,230
                                                               =======          =======              =======         =======

Shares:

   Weighted average common shares
    outstanding                                                 29,351           28,898               29,270          28,863
   Shares from assumed exercise of options
    (as determined by the treasury stock
    method)                                                        736              958                  756             960
                                                               -------          -------              -------         -------
   Common and common equivalent shares                          30,087           29,856               30,026          29,823
                                                               =======          =======              =======         =======

Primary Earnings Per Common Share                              $   .54          $   .29              $   .90         $   .74
                                                               =======          =======              =======         =======


FULLY DILUTED EARNINGS PER SHARE

Net income                                                     $16,305          $ 8,749              $27,132         $22,230
                                                               =======          =======              =======         =======

Shares:

   Weighted average common shares
    outstanding                                                 29,351           28,898               29,270          28,863
   Shares from assumed exercise of options
    (as determined by the treasury stock
    method)                                                        785              968                  830             982
                                                               -------          -------              -------         -------
   Common and common equivalent shares                          30,136           29,866               30,100          29,845
                                                               =======          =======              =======         =======


Fully Diluted Earnings Per Common Share                        $   .54          $   .29              $   .90         $   .74
                                                               =======          =======              =======         =======