Form 10-Q
period 1995-09-30
FIRST FINANCIAL CORP /WI/
filed 1995-11-13
CIK 735553

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1995
                               -------------------------------------

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to ____________

                         Commission File Number 0-11889

                           FIRST FINANCIAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

         Wisconsin                                             39-1471963
------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                1305 Main Street, Stevens Point, Wisconsin 54481
                ------------------------------------------------
                     (Address of principal executive office)

                                 (715) 341-0400
               --------------------------------------------------
              (Registrant's telephone number, including area code)


   --------------------------------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share               29,609,180 Shares
---------------------------------------            -----------------------
                Class                           Outstanding at October 31, 1995

                           FIRST FINANCIAL CORPORATION

                                 Form 10-Q Index

Part I -       Financial Information

               Consolidated Balance Sheets as of September 30, 1995
                  (Unaudited) and December 31, 1994

               Unaudited Consolidated Statements of Income for
                  the Three Months and Nine Months Ended September 30, 1995 and 1994

               Unaudited Consolidated Statement of Changes In
                  Stockholders' Equity for the Nine Months Ended
                  September 30, 1995

               Unaudited Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 1995 and
                  1994

               Notes to Unaudited Consolidated Financial Statements

               Management's Discussion and Analysis:
                  Comparison of the Consolidated Balance Sheets
                  at September 30, 1995 (Unaudited) and December 31,
                  1994

                  Comparison of the Unaudited Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 1995 and 1994

Part II -      Other Information

               Item 4.  Submission of Matters to a Vote of Security Holders

               Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibits

                           FIRST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      ASSETS

                                                                  September 30,
                                                                      1995                 December 31,
                                                                   (Unaudited)                 1994
                                                                  -------------            ------------
                                                                              (In thousands)

Cash                                                              $  111,438               $   94,064
Federal funds sold                                                    14,058                   23,890
Interest-earning deposits                                             17,638                    1,024
                                                                  ----------               ----------
     Cash and cash equivalents                                       143,134                  118,978

Securities available for sale (at fair value):
     Investment securities                                            59,225                   68,959
     Mortgage-related securities                                     185,328                  201,373
Securities held to maturity (at amortized cost):
     Investment securities (fair value
       of $121,337,000--1995 and
       $124,434,000--1994)                                           121,705                  129,301
     Mortgage-related securities (fair
       value of $1,102,508,000--1995
       and $1,263,755,000--1994)                                   1,123,229                1,301,118
Loans receivable:
     Held for sale                                                    19,543                   11,736
     Held for investment                                           3,574,163                3,458,711
Foreclosed properties and repossessed
     assets                                                            4,668                    5,216
Real estate held for investment or sale                                8,299                    7,706
Office properties and equipment, at cost                              51,617                   53,927
Intangible assets, less accumulated
     amortization                                                     22,792                   26,726
Other assets                                                         121,587                  118,073
                                                                  ----------               ----------

                                                                  $5,435,290               $5,501,824
                                                                  ==========               ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                          $4,440,593               $4,381,455
Borrowings                                                           527,521                  708,446
Advance payments by borrowers for
     taxes and insurance                                              62,278                   15,986
Other liabilities                                                     38,988                   68,629
                                                                  ----------               ----------
        Total liabilities                                          5,069,380                5,174,516
                                                                  ----------               ----------

Stockholders' equity:
     Serial preferred stock, $1 par value,
       3,000,000 shares authorized; none
     outstanding

     Common stock, $1 par value, 75,000,000
       shares authorized; shares issued and
       outstanding: 29,591,529-1995;
       29,125,858-1994                                                29,592                   29,126
     Additional paid-in capital                                       49,279                   50,129
     Net unrealized loss on
       securities available for sale                                  (8,179)                  (8,619)
     Treasury stock                                                       --                   (3,669)
     Common stock purchased by
       employee benefit plans                                         (1,061)                  (1,608)
     Retained earnings (substantially
       restricted)                                                   296,279                  261,949
                                                                  ----------               ----------
        Total stockholders' equity                                   365,910                  327,308
                                                                  ----------               ----------
                                                                  $5,435,290               $5,501,824
                                                                  ==========               ==========

See notes to unaudited consolidated financial statements.

                           FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three Months Ended                     Nine Months Ended
                                                                September 30,                         September 30,
                                                             ---------------------                 ----------------
                                                               1995             1994                 1995             1994
                                                             ---------        ---------            ---------        ------
                                                                                (In thousands, except
                                                                                  per share amounts)
Interest income:
   Mortgage loans                                            $ 45,711         $ 44,258              $137,161        $131,719
   Other loans                                                 30,912           25,735                88,719          73,932
   Mortgage-related securities                                 24,635           23,510                75,751          65,043
   Investments                                                  3,895            3,271                11,058          11,190
                                                             --------         --------              --------        --------
     Total interest income                                    105,153           96,774               312,689         281,884
Interest expense:
   Deposits                                                    50,939           43,518               146,055         130,128
   Borrowings                                                   8,525            7,859                29,240          19,988
                                                             --------         --------              --------        --------
     Total interest expense                                    59,464           51,377               175,295         150,116
                                                             --------         --------              --------        --------
     Net interest income                                       45,689           45,397               137,394         131,768
Provision for losses on loans                                   2,873            1,731                 7,065           5,093
                                                             --------         --------              --------        --------
                                                               42,816           43,666               130,329         126,675
Non-interest income:

   Deposit account service fees                                 3,195            2,647                 8,789           7,715
   Loan fees and service charges                                2,943            2,489                 8,201           7,174
   Service fees on loans sold                                   1,873            1,943                 5,629           5,649
  Insurance and brokerage sales
      commissions                                               1,536            1,663                 5,322           5,462
   Net gain on sales of loans                                   1,365              167                 1,647           2,558
   Unrealized loss on impairment of
      mortgage-related securities                                  --               --                    --          (9,000)
   Net gain (loss) on sales of securities
      available for sale                                        1,173             (133)                1,184           1,104
   Other                                                          677              623                 2,612           2,243
                                                             --------         --------              --------        --------
     Total non-interest income                                 12,762            9,399                33,384          22,905
                                                             --------         --------              --------        --------
     Operating income                                          55,578           53,065               163,713         149,580
                                                             --------         --------              --------        --------
Non-interest expense:
   Compensation, payroll taxes
     and benefits                                              11,172           12,879                35,309          39,209
   Federal deposit insurance premiums                           2,517            2,554                 7,575           7,733
   Occupancy                                                    2,285            2,348                 6,815           6,882
   Acquisition-related costs                                       --               --                 6,458              --
   Marketing                                                    1,245            1,312                 5,422           3,582
   Data processing                                              1,776            1,843                 5,389           5,506
   Telephone and postage                                        1,555            1,502                 4,855           4,565
   Loan expenses                                                1,543            1,644                 4,545           4,986
   Furniture and equipment                                      1,356            1,439                 4,253           4,564
   Amortization of intangible assets                            1,312            1,344                 3,934           4,032
   Net cost from operations
    of foreclosed properties                                       22               78                    15             596
   Other                                                        2,987            2,887                 8,701           8,863
                                                             --------         --------              --------        --------
     Total non-interest expense                                27,770           29,830                93,271          90,518
                                                             --------         --------              --------        --------
Income before income taxes                                     27,808           23,235                70,442          59,062
Income taxes                                                   10,015            8,252                25,517          21,849
                                                             --------         --------              --------        --------
Net income                                                   $ 17,793         $ 14,983              $ 44,925        $ 37,213
                                                             ========         ========              ========        ========
Earnings per share:
  Primary                                                    $   0.59         $   0.50              $   1.49        $   1.25
  Fully diluted                                              $   0.59         $   0.50              $   1.48        $   1.24
Cash dividends per share                                     $   0.12         $   0.10              $   0.36        $   0.30

See notes to unaudited consolidated financial statements.

                           FIRST FINANCIAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For The Nine Month Period Ended September 30, 1995
                                   (Unaudited)

                                                                       Net
                                                                    Unrealized
                                                                     Holding                             Common
                                       Common                         Gain                               Stock
                                      Stock and                     (Loss) On                          Purchased
                                      Additional                    Securities                        by Employee
                                       Paid-In        Retained      Available         Treasury          Benefit   Stockholders'
                                       Capital        Earnings       For Sale          Stock           Plans (1)     Equity
                                      ---------       --------      ----------        --------        ----------- ---------
                                                                          (In thousands)

Balances at
  December 31, 1994                   $ 57,310        $226,045      $ (5,400)        $    --          $    --            $277,955

Pooling-of-interests--
  FirstRock Bancorp,
  Inc.                                  21,945          35,904        (3,219)          (3,669)          (1,608)            49,353
                                      --------        --------      --------         --------         --------           --------

Restated balances at
  December 31, 1994                     79,255         261,949        (8,619)          (3,669)          (1,608)           327,308

Net income for the
  nine months ended
  September 30, 1995                                    44,925                                                             44,925

Payment for fractional
  shares                                    (5)                                                                                (5)

Cash dividends
  ($0.36 per share)                                    (10,595)                                                           (10,595)

Exercise of stock
  options                                2,270                                            423                               2,693

Payment on ESOP loan                                                                                        38                 38

Amortization of Retention
  and Recognition Plan
  (RRP) shares                                                                                              31                 31

Vesting of RRP shares at
  acquisition                                                                                              464                464

Reversion of unallocated
  RRP shares to FFC                                                                       (14)              14                 --

Tax benefit related to
  vested RRP shares and
  non-incentive options
  exercised                                611                                                                                611

Treasury shares retired
  upon acquisition of
  FirstRock Bancorp,
  Inc.                                  (3,260)                                         3,260                                  --

Change in net unrealized
  holding loss on
  securities available
  for sale                                                               440                                                  440
                                      --------        --------      --------         --------         --------           --------

Balances at September 30,
  1995                                $ 78,871        $296,279      $ (8,179)        $     --         $ (1,061)          $365,910
                                      ========        ========      ========         ========         ========           ========

(1) Balance at September 30, 1995 consists entirely of common stock purchased by the Employee Stock Ownership Plan (ESOP).

See notes to unaudited consolidated financial statements.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                                   1995                 1994
                                                                                                ----------           -------
                                                                                                         (In thousands)
OPERATING ACTIVITIES
   Net income                                                                                    $  44,925           $  37,213
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
      Increase in accrued interest on loans                                                         (3,446)             (2,164)
      Increase in accrued interest on deposits                                                      10,369                 443
      Mortgage loans originated for sale                                                          (142,577)           (263,667)
      Proceeds from sales of loans held for sale                                                   142,861             393,650
     Provision for depreciation                                                                      4,321               4,975
      Provision for losses on loans                                                                  7,065               5,093
      Provision for losses on real estate and other assets                                             659                 525
      Unrealized loss on impairment of mortgage-related securities                                      --               9,000
      Amortization of cost in excess of net assets of
        acquired businesses                                                                            624                 740
      Amortization of core deposit intangibles                                                       3,310               3,292
      Amortization of purchased mortgage servicing rights                                              710                 784
      Net gain on sales of loans and assets                                                         (2,867)             (3,805)
      Other-net                                                                                      5,836             (33,020)
                                                                                                 ---------           ---------
     Net cash provided by operating activities                                                      71,790             153,059

INVESTING ACTIVITIES
   Proceeds from sales of investment securities available for sale                                  18,759              65,088
   Proceeds from maturities of investment securities held
     to maturity                                                                                    41,695              23,393
   Purchases of investment securities held to maturity                                             (34,655)             (7,610)
   Proceeds from maturities of investment securities available
        for sale                                                                                     9,351              13,591
   Purchases of investment securities available for sale                                           (15,770)             (1,899)
   Proceeds from sales of mortgage-related securities available
        for sale                                                                                        --             182,563
   Principal payments received on mortgage-related securities                                      192,719             245,718
   Purchases of mortgage-related securities held to maturity                                            --            (594,952)
   Proceeds from sale of finance company receivables                                                    --               6,665
   Principal received on loans receivable                                                          401,879             453,858
   Loans originated for portfolio                                                                 (536,651)           (737,627)
   Additions to office properties and equipment                                                     (2,722)             (2,132)
   Proceeds from sales of foreclosed properties and
      repossessed assets                                                                             5,341               7,502
   Proceeds from sales of real estate held for investment                                               --              10,130
   Business  acquisitions  (net  of  cash  and  cash  equivalents   acquired  of
     $4,593,000--1994):
        Investment securities held to maturity                                                          --              (4,785)
        Mortgage-related securities held to maturity                                                    --             (16,742)
        Loans receivable                                                                                --             (96,748)
        Office properties                                                                               --              (2,387)
        Intangible assets                                                                               --                (699)
        Deposits and related accrued interest                                                           --             114,297
        Borrowings                                                                                      --                 750
        Stockholders' equity                                                                            --              11,401
        Other-net                                                                                       --                (494)
                                                                                                 ---------           ---------
     Net cash provided by (used in) investing activities                                            79,946            (331,119)

FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                              48,769             (59,294)
   Net increase in advance payments by borrowers for
     taxes and insurance                                                                            46,292              44,217
   Funding of official checks for borrower tax escrows                                             (34,953)                 --
   Proceeds from borrowings                                                                      1,503,354             788,887
   Repayments of borrowings                                                                     (1,684,279)           (616,164)
   Proceeds from exercise of stock options                                                           2,693                 894
   Proceeds from vesting of employee benefit plans                                                   1,139                 312
   Payments of cash dividends to stockholders                                                      (10,595)             (7,470)
                                                                                                ----------           ---------
     Net cash provided by (used in) financing activities                                          (127,580)            151,382
                                                                                                ----------           ---------
Increase (decrease) in cash and cash equivalents                                                    24,156             (26,678)
Cash and cash equivalents at beginning of period                                                   118,978             138,018
                                                                                                ----------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $  143,134           $ 111,340
                                                                                                ==========           =========

See notes to unaudited consolidated financial statements.

                           FIRST FINANCIAL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - PRINCIPLES OF CONSOLIDATION

        The unaudited consolidated financial statements include the accounts and results of operations of First Financial Corporation ("FFC") and its wholly-owned subsidiary, First Financial Bank, FSB ("FF Bank"). Significant intercompany accounts and transactions have been eliminated in consolidation. FFC uses the calendar year as its fiscal year.

        The financial statements reflect adjustments, all of which are of a normal recurring nature, and in the opinion of management, necessary for a fair statement of the results for the interim periods, and are presented on an unaudited basis. The operating results for the first nine months of 1995 are not necessarily indicative of the results which may be expected for the entire 1995 fiscal year. The December 31, 1994 balance sheet included herein is derived from the consolidated financial statements included in FFC's 1994 Annual Report to Shareholders. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in FFC's 1994 Annual Report to Shareholders. See Note B for information relative to business combinations.

NOTE B - FIRST FINANCIAL CORPORATION

        At September 30, 1995, FFC conducted business as a nondiversified unitary thrift holding company with its principal asset being the capital stock of FF Bank. The primary business of FFC is the business of FF Bank. FFC's activities are currently comprised of providing limited administrative services to FF Bank.

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

        On February 28, 1995 FirstRock had assets (unaudited) of $376,473,000 and shareholders' equity (unaudited) of $48,430,000. The total income and net income (loss) for the two-month period ended February 28, 1995 (unaudited), which reflects the pre-merger results of FFC and FirstRock that are included in the first quarter 1995 results of operations, are as follows:

                                                                         Net
                                               Total                    Income
                                               Income                   (Loss)
                                             ---------                 ---------
                                                       (In thousands)

        FFC                                   $69,579                  $ 9,348
        FirstRock                               5,383                   (3,091)
                                              -------                  -------

                                              $74,962                  $ 6,257
                                              =======                  =======

        A reconciliation of total income, net income and earnings per share (unaudited), as previously reported, with restated amounts for the three months and nine months ended September 30, 1994 follows:

                                         Three Months Ended                       Nine Months Ended
                                         September 30, 1994                      September 30, 1994
                                       ---------------------                    -------------------
                                          Total              Net                  Total           Net
                                         Income             Income                Income        Income
                                        -------             ------               -------        ------
                                                                   (In thousands)

        Previously Reported            $ 97,952            $13,746              $280,228      $ 33,555
        FirstRock                         8,221              1,237                24,561         3,658
                                       --------            -------              --------      --------

        As Restated                    $106,173            $14,983              $304,789      $ 37,213
                                       ========            =======              ========      ========

        Earnings Per Share                                 $   .50                            $   1.24
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

NOTE C - EARNINGS PER SHARE

        Primary and fully diluted earnings per share for the periods ended September 30, 1995 and 1994 have been determined based on the weighted average number of common shares outstanding during each period and common equivalent shares, using the treasury share method, outstanding at the end of each period. FFC's common stock equivalents consist entirely of stock options. Weighted average common shares have been adjusted for all periods presented to reflect the restatement for FirstRock shares. See Exhibit 11 to this Report for a detailed computation of earnings per share.

NOTE D - CONTINGENT LIABILITIES

        FF Bank has previously entered into agreements whereby, for an annual fee, certain securities are pledged as secondary collateral in connection with the issuance of industrial development revenue bonds. At September 30, 1995, mortgage-related securities and investment securities with a carrying value of approximately $6.2 million were pledged as collateral for bonds in the aggregate principal amount of $3.9 million. Additional bond issues totaling $7.2 million are supported by letters of credit issued by FF Bank in lieu of specific collateral. At September 30, 1995, each of the outstanding bonds for which FF Bank has entered into collateral agreements or supported by letters of credit is current with regard to debt service payments.

NOTE E - DIVIDENDS PAID OR DECLARED TO STOCKHOLDERS

        The Board of Directors of FFC on August 16, 1995 declared a $0.12 per share quarterly cash dividend payable on September 30, 1995 to shareholders of record of FFC common stock on September 15, 1995.

NOTE F - REGULATORY CAPITAL REQUIREMENTS

        Current Office of Thrift Supervision ("OTS") regulatory capital requirements for federally-insured thrift institutions include a tangible capital to tangible assets ratio, a core leverage capital to adjusted tangible assets ratio and a risk-based capital measurement based upon assets weighted for their inherent risk. As of September 30, 1995, FF Bank exceeded all OTS capital requirements as displayed below:

                                               Required                 Actual
                                                 OTS                   FF Bank
                                                Ratio                   Ratio
                                               -------                 -------

Tangible capital                                1.50%                    7.07%
Core leverage capital                           3.00                     7.38
Risk-based capital                              8.00                    15.34


The OTS also has a requirement for calculating an interest rate risk component of capital. Under this requirement, savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance-sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates (except when the three-month Treasury bond equivalent yield falls below 4%, then the decrease will be equal to one-half of that Treasury rate) divided by the estimated economic value of the institution's assets. That dollar amount is deducted from the institution's total capital in calculating risk-based capital. At September 30, 1995, FF Bank was not required to deduct any amount from capital as a result of interest rate risk exposure.

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

NOTE G - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                  For The
                                                                             Nine Months Ended
                                                                               September 30,
                                                                               -------------
                                                                              1995            1994
                                                                             -------         -----
                                                                               (In thousands)

Supplemental disclosure of cash flow information:
   Cash paid or credited to accounts during
      period for:
     Interest on deposits and borrowings                                     $165,325        $148,795
     Income taxes                                                              24,647          24,508
   Non-cash investing activities:
     Mortgage loans transferred to held for sale
      portfolio                                                                 7,498          39,025
     Loans receivable transferred to foreclosed
      properties                                                                4,757           5,603
     Change in net unrealized holding loss
      on securities available for sale                                           (440)         (9,442)


NOTE H - ACCOUNTING CHANGE

         During the third quarter of 1995, the Corporation adopted Statement of Financial Accounting Standard ("S.F.A.S.") or the ("Statement") No. 122, "Accounting for Mortgage Servicing Rights". S.F.A.S. No. 122 requires that a mortgage banking enterprise recognize as a separate asset the rights to service mortgage loans for others, whether those rights are purchased or originated.

       In accordance with the Statement, an enterprise that acquires mortgage servicing rights through either the origination or purchase of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and to the loans (without the mortgage servicing rights) based on their relative fair values.

         Upon the adoption of S.F.A.S. No. 122, FFC realized a pre-tax gain of $1.1 million ($650,000 after tax, or $0.02 per share) during the third quarter of 1995 as a result of the capitalization of originated mortgage servicing rights.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

       The following Management's Discussion and Analysis, including the comparison of balance sheet and income statement data, reflects the restatement of all prior period financial data to include FirstRock. See Note B to the Financial Statements.

                  COMPARISON OF THE CONSOLIDATED BALANCE SHEETS
            AT SEPTEMBER 30, 1995 (UNAUDITED) WITH DECEMBER 31, 1994

General:

          Total assets decreased to $5.435 billion at September 30, 1995 from $5.502 billion at December 31, 1994. The $66.5 million decrease in total assets relates primarily to the $177.9 million decrease in mortgage-related securities held to maturity offset by an increase of $123.3 million in loans receivable. Deposits increased to $4.441 billion at September 30, 1995 from $4.381 billion at year-end 1994 while borrowings decreased to $527.5 million from $708.4 million during the same time frame. Advance payments by borrowers for taxes and insurance increased by $46.3 million between December 31, 1994 and September 30, 1995 and other liabilities decreased $29.6 million from December 31, 1994 to September 30, 1995. Borrowers' advance payments routinely show net increases throughout the first three quarters of the year as receipts exceed insurance premiums and taxes paid during each quarter. The higher other liabilities balance at year-end 1994 represented the outstanding real estate property tax checks issued to municipalities on behalf of the borrowers and as those checks were paid during the early months of 1995 other liabilities decreased significantly. Stockholders' equity at September 30, 1995 was $365.9 million, up from $327.3 million at year-end 1994.

Liquidity and Capital Resources:

          At September 30, 1995, total consolidated liquidity, consisting of cash, cash equivalents, and investment securities, represented 5.96% of FFC's total assets compared to 5.77% at December 31, 1994. The Bank is in compliance with requirements relating to minimum levels of liquid assets as defined by OTS regulations. The ongoing management of liquid assets is an integral part of FFC's overall asset/liability management program as described below under "Asset/Liability Management." The cash and securities portfolios are among the most flexible assets available for shorter term liability matching. Total consolidated liquidity at September 30, 1995 increased by $ 6.8 million as compared to December 31, 1994 liquidity as a result of the net effect of significant changes in various categories of assets and liabilities during the nine month interim period. Some of the more significant changes in these categories, including liquid assets, can be summarized as follows:

   Consolidated
   Statement Of                                               Balance                                    Balance
Financial Condition                                         December 31,           Increases           September 30,
  Classification                                                1994              (Decreases)              1995
-------------------                                         ------------          -----------          --------
                                                                                  (In thousands)

Cash and cash equivalents                                   $  118,978             $  24,156           $  143,134
Securities available for
 sale:
  Investment securities                                         68,959                (9,734)              59,225
  Mortgage-related
   securities                                                  201,373               (16,045)             185,328
Securities held to
 maturity:
  Investment securities                                        129,301                (7,596)             121,705







   Mortgage-related
   securities                                                1,301,118              (177,889)           1,123,229

Loans receivable, in-
   cluding loans held
   for sale                                                  3,470,447               123,259            3,593,706
Office properties                                               53,927                (2,310)              51,617
Intangible assets                                               26,726                (3,934)              22,792
Deposits                                                     4,381,455                59,138            4,440,593
Borrowings                                                     708,446              (180,925)             527,521
Advance payments by
   borrowers for taxes
   and insurance                                                15,986                46,292               62,278
Other liabilities                                               68,629               (29,641)              38,988
Stockholders' equity                                           327,308                38,602              365,910


        Changes noted in the "Increases (Decreases)" column of the preceding table are discussed below in the related sections of "Management's Discussion and Analysis."

        Management believes liquidity and capital levels are proper and that additional capital and borrowings, if needed, are available through the capital markets, the Federal Home Loan Bank ("FHLB") and other sources. For a discussion of regulatory capital requirements, see Note F to the unaudited consolidated financial statements.

        On an unconsolidated basis, FFC had cash of $11.7 million and subordinated debt of $54.9 million at September 30, 1995. The principal ongoing sources of funds for FFC are dividends from FF Bank. Applicable rules and regulations of the OTS impose limitations on capital distributions by savings institutions such as FF Bank. Savings institutions such as FF Bank which have capital in excess of all capital requirements before and after a proposed capital distribution are permitted, after giving prior notice to the OTS, to make capital distributions during a calendar year up to the greater of (i) 100% of net income to date during the calendar year, plus the amount that would reduce by 1/2 its "surplus capital ratio" (the excess capital over its capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period.

Total Loans Receivable and Held for Sale:

        Total loans, including loans held for sale, increased $123.3 million from $3.470 billion at December 31, 1994 to $3.594 billion at September 30, 1995. Total loans are summarized below as of the dates indicated.

                                                      September 30,          December 31,          Increase
                                                          1995                   1994             (Decrease)
                                                      -------------          ------------         ----------
                                                                             (In thousands)

Real estate loans:
    One- to four-family                                $2,053,482            $2,064,232           $ (10,750)
    Multi-family                                          215,869               215,703                 166
    Commercial and non-residential                        154,389               143,762              10,627
                                                       ----------            ----------           ---------
       Total real estate loans                          2,423,740             2,423,697                  43

Other loans:

    Consumer                                              350,385               304,771              45,614
    Home equity                                           280,012               240,915              39,097
    Education                                             227,502               192,542              34,960
    Credit cards                                          202,722               200,747               1,975
    Manufactured housing                                  147,937               152,674              (4,737)
    Business                                               16,126                19,023              (2,897)

Less net items to loans receivable                        (54,718)              (63,922)              9,204
                                                       ----------            ----------           ---------

Total loans (including loans held
    for sale)                                          $3,593,706            $3,470,447           $ 123,259
                                                       ==========            ==========           =========

          The major components of the increase in total loans during the first nine months of 1995 were a $45.6 million increase in consumer loans, a $39.1 million increase in home equity loans and a $35.0 million increase in education loans.

          Consumer loans increased $45.6 million in 1995 due to continuing success in marketing a second mortgage product and increased automobile financing. Student loans have increased during the first nine months of 1995 primarily as a result of increased government guaranteed portfolio acquisitions from other lenders. Home equity loans have increased $39.1 million in 1995 as customer usage of this product has continued to grow. Manufactured housing loan balances decreased $4.7 million in 1995 as FFC discontinued dealer-originated mobile home financing in late 1994 due to unfavorable pricing practices by competitors.

          Credit card loan balances increased $2.0 million in the first nine months of 1995. This increase in the loan balance at September 30, 1995 over December 31, 1994 is significant because year end balances are traditionally high due to normal seasonal increases in consumer demand in the fourth quarter. Credit card balances have increased to $202.7 million at September 30, 1995 from $191.0 million at September 30, 1994, reflecting the continuing year-to-year increase in this portfolio.

          Mortgage loans held for sale were $19.5 million at September 30, 1995 as compared to $11.7 million at the end of 1994. Off-balance sheet commitments to extend credit and to sell mortgage loans totaled $37.7 million and $36.9 million, respectively, at September 30, 1995 as compared to $31.7 million and $12.4 million, respectively, at December 31, 1994. During the nine months ended September 30, 1995, market interest rates generally decreased as compared to interest rate levels at the end of 1994, and continue to fluctuate. The fair value of on-balance sheet mortgage loans held for sale and off-balance sheet commitments to originate and sell mortgage loans can vary substantially depending upon the movement of interest rates. Management utilizes various methods to insulate FFC from the effects of such interest-rate movements, principally by securing forward commitments to sell loans in the secondary mortgage market. However, there can be no assurance that these means will be totally effective. Future operations may be affected by the above-discussed risk factors.

Mortgage-Related Securities:

          The mortgage-related securities ("MBS") portfolio decreased $193.9 million during the nine months ended September 30, 1995 primarily as a result of principal repayments of $192.7 million. At the end of the third quarter, FF Bank had no commitments to purchase MBSs. Also, see "Non-Accrual MBSs" for discussion of non-performing MBSs.

          The following tables set forth, at the dates indicated, the composition of the MBS portfolio including issuer, security type and financial statement carrying value as well as classification according to available-for-sale or held-to-maturity status:


                                                                             Carrying Value At
                                                                  --------------------------------------
                                                                   September 30,             December 31,
                                                                       1995                      1994
                                                                   -------------             -----------
                                                                               (In thousands)

Issuer/Security Type
--------------------
  U.S. Government agencies:
     Mortgage-backed certificates                                  $  362,955                 $  395,544
     Collateralized mortgage
      obligations                                                     343,051                    347,817
                                                                   ----------                 ----------
       Total agencies                                                 706,006                    743,361
                                                                   ----------                 ----------

  Private issuers:
     Mortgage-backed certificates
       Senior position                                               511,743                     658,508
       Mezzanine position                                             90,144                      98,507
     Collateralized mortgage
      obligations                                                        664                      2,115
                                                                   ----------                 ----------
       Total private issuers                                          602,551                    759,130
                                                                   ----------                 ----------
       Totals                                                      $1,308,557                 $1,502,491
                                                                   ==========                 ==========

  Total carrying value per consolidated financial statements, by classification:

     Available-for-sale portfolio                                  $  185,328                 $  201,373
     Held-to-maturity portfolio                                     1,123,229                  1,301,118
                                                                   ----------                 ----------
       Total carrying value                                        $1,308,557                 $1,502,491
                                                                   ==========                 ==========


Loan Delinquencies:

     FFC monitors the delinquency status of its loan portfolio on a constant basis and initiates a borrower contact and additional collection procedures as necessary at an early date. Delinquencies and past due loans are, however, a normal part of the lending function. When the delinquency reaches the status of greater than 90 days, the loan is placed on a non-accrual basis until such time as the delinquency is reduced again to 90 days or less. Non- accrual loans are presented separately in the following section. Loan delinquencies of 90 days or less, for the dates indicated, are summarized in the following chart:

                                                               September 30,       December 31,
                                                                    1995              1994 (a)
                                                               -------------        ----------
                                                                         (In thousands)

Loans Delinquent 30-59 Days
---------------------------
  Residential real estate                                         $ 7,644               $ 8,796
  Manufactured housing                                              2,111                 2,886
  Credit card                                                       2,245                 1,964
  Commercial real estate                                              706                 1,079
  Consumer, student and other                                       9,034                 7,219
                                                                  -------               -------
                                                                  $21,740               $21,944
                                                                  =======               =======
Loans Delinquent 60-90 Days
--------------------------
  Residential real estate                                         $   691               $ 1,950
  Manufactured housing                                                740                   974
  Credit card                                                       1,119                   883
  Commercial real estate                                              539                 1,696
  Consumer, student and other                                       8,813                 5,835
                                                                  -------               -------
                                                                  $11,902               $11,338
                                                                  =======               =======





Total Loans Delinquent 30-90 Days
--------------------------------
  Residential real estate                                         $ 8,335               $10,746
  Manufactured housing                                              2,851                 3,860
  Credit card                                                       3,364                 2,847
  Commercial real estate                                            1,245                 2,775
  Consumer, student and other                                      17,847                13,054
                                                                  -------               -------
                                                                  $33,642               $33,282
                                                                  =======               =======

(a) The restated December 31, 1994 30-90 day delinquent loan balances totaling $33.3 million have been adjusted from the $31.8 million presented in the March 31, 1995 Form 10-Q.

        At September 30, 1995, the 30-90 day delinquencies increased $300,000 to $33.6 million from $33.3 million at year-end 1994. As a percent of total loans receivable, loan delinquencies decreased from 0.96% at the end of 1994 to 0.94% at September 30, 1995. The increased total relates to the net effect of i) a decrease of $2.4 million of delinquent residential real estate loans, ii) the return to satisfactory contractual performance of $1.6 million of commercial real estate loans, iii) a decrease of $1.0 million in manufactured housing loans delinquent 30-90 days, iv) an increase of $5.3 million in student loans (which are government guaranteed) delinquent 30-90 days, and v) an increase of $600,000 in credit card delinquent balances. The overall decrease of $2.4 million in 30-90 day delinquent residential mortgages was offset by $700,000 of transfers to non-accrual status for one- to four-family and certain multi-family residential mortgages, reflected below. All delinquent loans have been considered by management in its evaluation of the adequacy of the allowances for loan losses.

Non-Accrual Loans:

        FFC places loans into a non-accrual status when loans are contractually delinquent more than 90 days. If appropriate, loans may be placed into non-accrual status prior to becoming 90 days delinquent based upon management's analysis. Non-accrual loans are summarized, for the dates indicated, in the following table:

                                                        September 30,              December 31,
                                                            1995                       1994
                                                        -------------              ------------
                                                                     (In thousands)

One- to four-family residential                            $ 6,141                   $ 5,706
Multi-family residential                                       893                       585
Commercial and other real estate                               189                       271
Manufactured housing                                           913                     1,034
Credit cards                                                 2,470                     2,031
Consumer and other                                             732                       937
                                                           -------                   -------
                                                           $11,338                   $10,564
                                                           =======                   =======


        Non-accrual loans increased $700,000 to $11.3 million at September 30, 1995 from $10.6 million at December 31, 1994. As a percentage of net loans receivable, non-accrual loans increased to 0.32% at September 30, 1995 from 0.30% at December 31, 1994. The 1995 increase in non-accrual loans relates to a $500,000 increase in non-accrual credit card loan balances, a $400,000 increase in non-accrual residential mortgage loans and a $300,000 increase in non-accrual multi-family residential mortgage loans. These increases were offset partially by various smaller net decreases in non-accrual loan balances for commercial real estate mortgage loans, manufactured housing loans and consumer and other loans. The increases in non-accrual loans for the various loan products are being reviewed to better control and reduce the volume of serious delinquents and potential future charge-offs. FFC has had no troubled debt restructurings during 1995.

        All loans included in non-accrual status have been considered by management in its review of the adequacy of allowances for loan losses.

Non-Accrual MBSs:

        At September 30, 1995, FFC had two non-accrual MBS's, held as available for sale, with an amortized cost of $12.9 million, net of applicable reserves. At that date, the carrying value of the two non-accrual MBS's was $9.1 million. Each of these MBSs is a mezzanine security, which is subordinate to the senior position of that issue but still superior to other subordinate positions designed to absorb first losses. FFC's mezzanine position is superior to subordinate positions amounting to 2.65% of the current aggregate par value of the securities in question. Independent national rating agencies downgraded these two securities as well as an unrelated senior position security, having a carrying value of $7.9 million, of the same issuer during 1994. The senior position security continues to be a performing asset.

        Also, during 1995, independent national rating agencies have downgraded, to below investment grade, MBSs of two unrelated issuers in which FFC has senior ownership positions having a net carrying value of $7.5 million at September 30, 1995. These senior position securities continue to be performing securities and are superior to subordinate positions amounting to 7.54% of the current aggregate par value of the securities in question.

        The aggregate par, amortized cost (net of applicable reserves) and carrying values of the above discussed MBSs rated below investment grade were $37.9 million, $28.2 million and $24.5 million, respectively, at September 30, 1995.

        Management believes that the loss reserves for the above referenced securities are adequate based upon its evaluations, including information from the rating agencies as well as discounted cash flow analyses performed by management, which are based upon reasonable assumptions for future delinquency levels, foreclosure rates and recovery ratios in the underlying portfolios. Management also has the intent and ability to retain its investment in these securities for a period of time sufficient to allow for anticipated recovery of fair value.

        FFC's portfolio of MBSs totaled approximately $1.309 billion at September 30, 1995, and except for the two non-accrual MBSs, all of FFC's mortgage-related securities were performing assets. Additionally, with the exception of the downgraded securities noted above, all of FFC's mortgage-related securities are i) rated at a minimum of investment grade by at least one nationally recognized independent rating agency, or ii) are government agency backed issues.

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

        A summary of activity in the allowances for loan losses, for the three months and nine months ended September 30, 1995 and 1994, follows:


                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                             ------------------                ----------------
                                                               1995           1994            1995            1994
                                                             --------       --------        --------        ------
                                                                                 (In thousands)

Allowances at beginning of period                            $24,643        $26,508         $25,180         $25,905
From acquired bank                                                --             --              --             816
Provisions                                                     2,873          1,731           7,065           5,093
Charge-offs                                                   (2,694)        (2,679)         (8,193)         (7,175)
Recoveries                                                       309            273           1,079           1,194
                                                             -------        -------         -------         -------
Allowances at end of period                                  $25,131        $25,833         $25,131         $25,833
                                                             =======        =======         =======         =======

        A discussion of loan loss provisions and charge-offs is presented in "Management's Discussion and Analysis--Comparison of the Unaudited Consolidated Statements of Income for the Nine Months Ended September 30, 1995 and 1994." An analysis of allowances by loan category and the percentage of such allowances by category and in the aggregate to loans receivable at the dates indicated, follows:

                                           September 30, 1995                          December 31, 1994
                                         -------------------------                ----------------------
                                                            As Percentage                            As Percentage
                                         Allowance          Of Total Loans        Allowance          Of Total Loans
                                          Amount             In Category           Amount             In Category
                                         ----------         --------------        ---------          --------------
                                                                  (Dollars in thousands)

Credit cards                             $ 6,620                  3.27%           $ 6,737                   3.36%
Residential real estate                    7,281                   .33              6,990                    .32
Manufactured housing                       3,377                  2.28              4,267                   2.79
Commercial and non-resi-

    dential real estate                    3,826                  2.48              3,632                   2.53
Consumer                                   2,894                   .83              2,444                    .80
Home equity                                  538                   .19                487                    .20
Commercial business                          556                  3.45                577                   3.03
Education                                     39                   .02                 46                    .02
                                         -------                                  -------
                                         $25,131                   .70%           $25,180                    .73%
                                         =======                 =====            =======                  =====


        The allowances for loan losses were $25.1 million, or 0.70% of loans receivable, at September 30, 1995 compared to $25.2 million, or 0.73%, at December 31, 1994. The allowances for losses represented 222% of non-accrual loans at September 30, 1995 as compared to 238% at the end of 1994. Management believes that the allowances for losses are sufficient based upon current evaluations.

Foreclosed Properties and Repossessed Assets:

        Foreclosed properties and other repossessed assets are summarized, for the dates indicated, as follows:

                                                                    September 30,           December 31,
                                                                        1995                    1994
                                                                    -------------           --------
                                                                                (In thousands)

Foreclosed real estate properties                                      $ 5,329                  $ 6,095
Manufactured housing owned                                                 297                      171
Consumer and other repossessed assets                                       90                       96
                                                                       -------                  -------
                                                                         5,716                    6,362
Less allowances for losses                                              (1,048)                  (1,146)
                                                                       -------                  -------
                                                                       $ 4,668                  $ 5,216
                                                                       =======                  =======

        Foreclosed properties, net of allowances for losses, decreased $500,000 to $4.7 million at September 30, 1995 from $5.2 million at December 31, 1994. The decrease is mainly due to a lower volume of residential properties owned at September 30, 1995.

        A summary of the activity in allowances for losses on foreclosed properties, for the three months and the nine months ended September 30, 1995 and 1994, is presented below.

                                                Three Months Ended           Nine Months Ended
                                                   September 30,                September 30,
                                                ---------------------        --------------------
                                                  1995           1994         1995           1994
                                                  ----           ----         ----           ----
                                                                  (In thousands)

Allowances at beginning
 of period                                      $1,086          $1,331      $1,146         $1,386
Provisions                                          15              75          45            407
Charge-offs                                        (53)            (64)       (143)          (451)
                                                ------          ------      ------         ------
Allowances at end of
 period                                         $1,048          $1,342      $1,048         $1,342
                                                ======          ======      ======         ======

         The larger commercial real estate properties (having a carrying amount of $1.0 million or greater) included in foreclosed properties, for the dates indicated, are presented below. These properties are carried at the lower of cost or fair value.

                                                                        Carrying Value At
                                                               ------------------------------------
Property                                                       September 30,            December 31,
  Type                 Property Location                           1995                  1994
--------               -----------------                       -------------         --------
                                                                          (In thousands)

Retail                 Milwaukee, Wisconsin                      $ 1,089                 $ 1,089
Retail                 Fort Worth, Texas                           1,012                   1,012

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

        Classified  assets,   including  non-performing  assets,  for  FF  Bank,
categorized by type of asset are set forth in the following table:

                                                               September 30,            December 31,
                                                                   1995                     1994
                                                               -------------            --------
                                                                             (In thousands)
Classified assets:
   Non-performing assets:
     Non-accrual loans                                            $11,338                 $10,564
     Non-accrual MBSs                                              12,889                  15,455
     Real estate held for sale by FFC                               1,327                   1,089
     Foreclosed properties and other
        repossessed assets                                          4,668                   5,216
                                                                  -------                 -------
          Total Non-Performing Assets                              30,222                  32,324

   Add back general valuation allowances net-
     ted against foreclosed properties above                        1,048                   1,146
   Adjustment for non-performing residential
     loans not classified due to low
     loan-to-appraisal value                                         (600)                   (414)
   Adjustment for real estate held for sale not
     included in FF Bank classified assets                         (1,327)                 (1,089)
   Additional classified performing loans:
     Residential real estate                                          260                   1,858
     Commercial real estate                                         5,177                   8,057
     Consumer and other                                               705                     672
   Other adversely classified assets                                   --                     135
                                                                  -------                 -------
          Total Classified Assets                                 $35,485                 $42,689
                                                                  =======                 =======


          During the nine months ended September 30, 1995, classified assets decreased $7.2 million to $35.5 million from $42.7 million at December 31, 1994 primarily as a result of i) a $2.9 million decrease in classified performing commercial real estate loans, ii) a $2.6 million decrease in the carrying value of two non-accrual mortgage-backed securities referred to previously (see "Non-Accrual MBSs") and iii) a $1.6 million decrease in classified performing residential real estate mortgage loans. As a percentage of total assets, classified assets decreased from 0.78% at year-end 1994 to 0.65% at September 30, 1995.

          The decrease in non-accrual loans and the decrease in foreclosed properties during the first nine months of 1995 have been discussed above (see "Non-Accrual Loans" and "Foreclosed Properties").

          The following table sets forth, at the dates indicated, performing commercial real estate mortgage loans (in excess of $1.0 million) included in classified assets, due to the possible adverse effects of identifiable future events.

                                                                   Loan Amount Classified
                                                                 --------------------------
Property Type Of           Property                           September 30,            December 31,
Loan Collateral            Location                               1995                    1994
----------------          ----------                          -------------             --------
                                                                          (In thousands)
Office/Land               Sheboygan, Wisconsin                $ 3,606                        $3,633
Motels                    Various-Tennessee                        --                         2,553 (a)

(a) Represented FF Bank's 20% interest in loans, aggregating $12.3 million, for which FF Bank is also the lead lender. The loans have been removed from the classification listing as of September 30, 1995 based upon the receipt of certain contractual principal payments in early 1995.

          Other adversely classified assets remained relatively unchanged during the first nine months of 1995.

          All adversely classified assets at September 30, 1995, have been considered by management in its evaluation of the adequacy of allowances for losses.

Deposits and Other Liabilities:

          Deposits increased $59.1 million during the nine months ended September 30, 1995, primarily due to the success of new programs for short-term certificates of deposit and no-cost checking accounts. The weighted average cost of deposits of 4.53% at September 30, 1995 was higher than the 4.15% reported at December 31, 1994 due to rising certificate of deposit rates and more aggressive pricing of certain certificate of deposit products during 1995.

          Advance payments by borrowers for taxes and insurance increased by $46.3 million during the first nine months of 1995 as a result of the normal cumulative monthly deposits made by borrowers less interim payments of taxes and insurance premiums.

Borrowings:

          At September 30, 1995, FFC's consolidated borrowings decreased $180.9 million to $527.5 million from $708.4 million at December 31, 1994. The decrease in borrowings is primarily attributable to the net effect of i) repayments of $125.8 million in long-term and $85.1 million in short-term FHLB advances and
ii) a net increase in short-term reverse repurchase agreements of $33.6 million.

Stockholders' Equity:

          Stockholders' equity at September 30, 1995 was $365.9 million, or 6.73% of total assets, as compared to $327.3 million, or 5.95% of total assets, at December 31, 1994. The major changes in stockholders' equity included i) net income of $44.9 million earned during the first nine months of 1995 and ii) cash dividend payments to stockholders of $10.6 million. Stockholders' equity per share increased from $11.24 per share at year-end 1994 to $12.37 per share at September 30, 1995.

Regulatory Capital:

          As set forth in Note F to the unaudited consolidated financial statements, FF Bank exceeds all regulatory capital requirements mandated by the OTS.

Loan Originations:

          A comparison of loan originations for the first nine months of 1995 and 1994, including loans originated for sale (but excluding MBSs), is set forth below:

                                                            Nine Months Ended September 30,
                                                         ------------------------------------
                                                  1995              Percent        1994         Percent
                                                 ------            ---------      ------       ---------
                                                                (Dollars in thousands)
Loan Type
 Mortgage:
   One- to four-family                          $  343,731           51.1%       $  613,648        60.8%
   Multi-family                                     18,540            2.8            42,721         4.2
   Commercial/non-residential                       21,546            3.2            35,082         3.5
   Refinanced one- to four-
     family loans previously
     sold and serviced for others                       --             --            23,413         2.3
                                                ----------          -----        ----------       -----
                                                   383,817           57.1           714,864        70.8
 Consumer                                          170,316           25.4           186,656        18.5
 Education                                          56,037            8.3            40,646         4.0
 Home equity-net                                    39,097            5.8            45,231         4.5
 Manufactured housing                               18,288            2.7            14,817         1.5
 Business                                            2,536             .4             6,877          .7
 Refinanced manufactured
  housing loans previously
  sold and serviced for others                          --             --               475          --
 Credit cards-net                                    1,975             .3                --          --
                                                ----------          -----        ----------       -----
     Total loans originated                        672,066          100.0%        1,009,566       100.0%
                                                                    =====                         =====
 (Increase) decrease in undisbursed
    loan proceeds                                    7,162                           (8,272)
                                                ----------                       ----------
     Total loans disbursed                      $  679,228                       $1,001,294
                                                ==========                       ==========

        Total loan originations decreased to $672.1 million for the first nine months of 1995 from $1.010 billion for the same period in 1994. This net 1995 decrease of $337.5 million was primarily attributable to a $331.0 million decrease in mortgage loan originations.

        One- to four-family mortgage loan originations and refinancings decreased $293.4 million to $343.7 million for the first nine months of 1995 as compared to $637.1 million for the same period in 1994. At September 30, 1995, one- to four-family mortgage loan applications in process and commitments totaled $75.9 million and $25.4 million as compared to $42.6 million and $23.3 million at December 31, 1994. The decrease in originations and refinancings reflects reduced borrower demand as interest rates have risen during 1994 and early 1995. The recent decline in interest rates has led to the increase in commitments and applications in process. Approximately 51% of originations for the first nine months of 1995 were adjustable-rate mortgage loans which are held for investment purposes. With the decrease in interest rates, borrower preference has recently turned toward fixed-rate mortgage loans. Longer term fixed-rate mortgages are normally sold into the secondary market.

        Originations of multi-family and commercial/non-residential loans decreased $37.7 million to $40.1 million for the first nine months of 1995 as compared to $77.8 million for the same period in 1994. Commercial real estate loan originations remain at relatively low levels in 1995 due to regional market conditions and the competitive environment.

        Consumer loan originations decreased $16.3 million to $170.3 million in the first nine months of 1995 as compared to the same period in 1994, primarily due to decreased volumes of refinancings through FF Bank's short-term consumer first mortgage product.

        Student loan originations increased $15.4 million to $56.0 million during the first nine months of 1995 as a result of increased government guaranteed portfolio acquisitions and subsequent origination referrals from other smaller lenders who are exiting this product line because of costly audit requirements recently imposed by the Department of Education.

        Home equity loan balances increased $39.1 million for the first nine months of 1995 to $280.0 million as customer usage of this product continues to grow.

        Credit card loan balances increased $2.0 million to $202.7 million in the first nine months of 1995. The increase in credit card loan balances at September 30, 1995 over traditionally high calendar year-end balances is due to the positive effect of marketing a usage incentive program and to continued success in new account production.

        FFC discontinued dealer-originated mobile home financing in late 1994 due to pricing practices by competitors. However, in the third quarter of 1995, an $18.3 million portfolio of seasoned FHA insured and VA guaranteed mobile home loans was purchased from GNMA.

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

        The table on page 23 sets forth the combined estimated maturity/repricing structure of FFC's consolidated interest-earning assets (including net items) and interest-costing liabilities at September 30, 1995. Assumptions regarding prepayment and withdrawal rates are based upon FFC's historical experience, and management believes such assumptions are reasonable. The table does not necessarily indicate the impact of general interest rate movements on

FFC's net interest income because repricing of certain categories of assets and liabilities through, for example, prepayments of loans and withdrawals of deposits, is beyond FFC's control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate from those assumed in calculating the data in the table.

        FFC's consolidated negative one-year interest-rate sensitivity gap at September 30, 1995 was $195.9 million or 3.60% of total assets. The one-year negative gap increased $89.8 million from the December 31, 1994 negative gap of $106.1 million or 1.93% of total assets at that date.

        FFC's consolidated one-year negative gap position of 3.60% at September 30, 1995 falls within management's current operating range of a 10% positive gap position to a 10% negative gap position. In view of the current interest-rate environment and the related impact on customer behavior, management believes that it is extremely important to weigh and balance the effect of asset/liability management decisions in the short-term in its efforts to maintain net interest margins and acceptable future profitability. As such, management believes that it has been able to achieve a consistent net interest margin while still meeting its asset/liability management objectives.

        In this regard and in compliance with OTS regulations, FF Bank also measures and evaluates interest-rate risk via a separate methodology. The net market value of interest-sensitive assets and liabilities is determined by measuring the net present value of future cash flows under varying interest rate scenarios in which interest rates would theoretically increase or decrease up to 400 basis points on a sudden and prolonged basis. This theoretical analysis at the end of the third quarter of 1995 indicated that FF Bank's current financial position should adequately protect FF Bank, and thus FFC, from the effects of rapid rate changes. The OTS also requires an interest-rate risk capital measurement such that an institution with a measured interest-rate risk exposure greater than specified levels must deduct an interest-rate risk component when calculating the OTS risk-based capital requirement. See Note F to the unaudited consolidated financial statements for further information. At September 30, 1995, FF Bank was not required to deduct an interest-rate risk component under the OTS regulations.

FIRST FINANCIAL CORPORATION CONSOLIDATED GAP ANALYSIS AT SEPTEMBER 30, 1995

                                               Three                             Greater         Greater
                                               Months         Four Months       Than One        Than Three
                                                and             Through          Through         Through
                                               Under           One Year        Three Years      Five Years
                                             ---------        ----------       -----------      -----------
                                                                 (Dollars in thousands)

Rate-sensitive assets:
   Investments and interest-

     earning deposits, including

     federal funds (a)(b)                    $  105,442       $   56,804       $   49,637       $      106
   Mortgage-related securities (b)              551,230          661,889           37,393           21,726
   Mortgage loans (c)(d):

     Fixed-rate                                  53,455          153,844          363,556          254,913
     Adjustable-rate                            193,394          386,422          418,079               --
   Other loans                                  655,731          180,592          201,948           82,951
                                             ----------       ----------       ----------       ----------
                                              1,559,252        1,439,551        1,070,613          359,696

Rate-sensitive liabilities:
   Deposits (e)(f):

     Checking                                   108,648           25,261           63,070           49,224
     MMDA                                       105,002           42,336           97,280           50,586
     Savings (passbook)                         281,074          200,343           64,550           46,476
     Certificates of deposit                    827,253        1,147,559          813,412          185,698
   Borrowings                                   436,708           20,476            3,829           59,723
                                             ----------       ----------       ----------       ----------
                                              1,758,685        1,435,975        1,042,141          391,707
                                             ----------       ----------       ----------       ----------


GAP (repricing difference)                   $ (199,433)      $    3,576       $   28,472       $  (32,011)
                                             ==========       ==========       ==========       ==========


Cumulative GAP                               $ (199,433)      $ (195,857)      $ (167,385)      $ (199,396)
                                             ==========       ==========       ==========       ==========


Cumulative GAP/Total assets                      (3.67)%          (3.60)%          (3.08)%          (3.67)%
                                             ==========       ==========       ==========       ==========

THE PREVIOUS TABLE CONTINUED HERE
FIRST FINANCIAL CORPORATION CONSOLIDATED GAP ANALYSIS AT SEPTEMBER 30, 1995

                                              Greater       Greater
                                             Than Five      Than Ten      Greater
                                              Through       Through        Than
                                             Ten Years      20 Years      20 Years        Total
                                             ----------    ----------     --------     --------
                                                          (Dollars in thousands)
Rate-sensitive assets:
   Investments and interest-

     earning deposits, including

     federal funds (a)(b)                    $    636      $ 35,456       $       --   $   248,081
   Mortgage-related securities (b)             26,985         8,904              430     1,308,557
   Mortgage loans (c)(d):

     Fixed-rate                               400,346       143,639           10,401     1,380,154
     Adjustable-rate                               --            --               --       997,895
   Other loans                                 74,220        20,216               --     1,215,658
                                             --------      --------       ----------   -----------
                                              502,187       208,215           10,831     5,150,345

Rate-sensitive liabilities:
   Deposits (e)(f):

     Checking                                  76,994        69,168           37,989       430,354
     MMDA                                      42,745        10,850            1,206       350,005
     Savings (passbook)                        66,926        42,593            9,991       711,953
     Certificates of deposit                   22,175            --               --     2,996,097
   Borrowings                                   1,554         1,910            3,321       527,521
                                             --------      --------       ----------   -----------
                                              210,394       124,521           52,507     5,015,930
                                             --------      --------       ----------   -----------


GAP (repricing difference)                   $291,793      $ 83,694       $  (41,676)  $   134,415
                                             ========      ========       ==========   ===========


Cumulative GAP                               $ 92,397      $176,091       $  134,415
                                           ==========      ========       ==========


Cumulative GAP/Total assets                      1.70%         3.24%            2.47%
                                           ==========      ========       ==========

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

(d)       Includes loans held for sale.

(e) Deposits include $62.2 million of tax and insurance accounts and exclude accrued interest on deposits of $14.5 million.

(f) FFC has assumed that its passbook savings, NOW accounts and money market deposit accounts would have projected annual withdrawal rates, based upon FFC's historical experience, of 26%, 34% and 42%, respectively.

                                COMPARISON OF THE
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED

                           SEPTEMBER 30, 1995 AND 1994

Selected Income Statement Information:

         Net income of $17.8 million for the third quarter of 1995 represents an increase of $2.8 million from the $15.0 million reported for the third quarter of 1994. The annualized returns on average assets and average equity for the third quarter of 1995 were 1.30% and 19.69%, respectively, as compared to 1.10% and 19.25%, respectively for the 1994 period. Fully diluted earnings per share increased to $0.59 per share for the 1995 quarter as compared to the restated $0.50 per share reported for the third quarter of 1994.

         Net income of $44.9 million for the nine months ended September 30, 1995 represents an increase of $7.7 million from the $37.2 million reported for the same period in 1994. Net income for 1995 includes a charge for acquisition costs incurred relative to the acquisition of FirstRock during the first quarter of 1995. The acquisition charge aggregated $6.5 million on a pre-tax basis and $4.0 million on an after-tax basis, or $0.14 per share. Earnings for the first nine months of 1994 were affected by an after-tax charge of $5.9 million, or $0.20 per share, relating to reserves established to cover possible losses on a portion of FFC's MBS portfolio. The annualized returns on average assets and average equity for the first nine months of 1995, excluding the acquisition charge, were 1.19% and 18.76%, respectively, as compared to 0.93% and 16.35%, respectively, for the restated 1994 period. Fully diluted earnings per share increased to $1.48 per share for the first nine months of 1995 as compared to the restated $1.24 per share reported for the first nine months of 1994. Excluding the acquisition charge, fully diluted earnings per share would have been $1.62 per share for the first nine months of 1995.

Net Interest Income:

         Net interest income increased $300,000 to $45.7 million during the third quarter of 1995 from $45.4 million for the third quarter of 1994. The net interest margin of 3.55% for the third quarter of 1995 was up from the 3.54% reported for the third quarter of 1994. Interest income and interest expense increased $ 8.4 million and $8.1 million, respectively, for the third quarter of 1995 as compared to 1994. The average balances of interest-earning assets increased from $5.176 billion in 1994 to $5.208 billion in 1995, while average balances of interest-bearing liabilities decreased to $5.013 billion in 1995 from $5.021 billion in 1994. The increase in average interest-earning assets was offset by a slightly greater increase in the average cost on interest-bearing liabilities (4.06% in 1994 versus 4.71% in 1995) than in the average yield of interest-earning assets (7.48% in 1994 versus 8.08% in 1995).

         Net interest income increased $5.6 million to $137.4 million during the nine months ended September 30, 1995 from $131.8 million for the same period in 1994. The net interest margin of 3.49% for the first nine months of 1995 was up from the 3.43% reported for the nine months of 1994. Interest income increased $30.8 million for the first nine months of 1995 as compared to 1994. Interest expense increased $25.2 million for the first nine months of 1995 as compared to the same period in 1994. The average balances of interest-earning assets and interest-bearing liabilities increased from $5.105 billion and $4.950 billion, respectively, in 1994 to $5.225 billion and $5.050 billion in 1995, respectively. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 103.47% for the nine months of 1995 as compared to 103.13% for the 1994 period.

Interest Spread:

         The following table sets forth the weighted average yield earned on FFC's interest-earning assets, the weighted average interest rate paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the three months and nine months ended September 30, 1995 and 1994. A comparison of similar data as of September 30, 1995 and 1994 is also shown.

                                             For the               For the
                                        Three Months Ended    Nine Months Ended             At
                                          September 30,         September 30,         September 30,
                                        -------------------   -----------------       -------------
                                        1995        1994      1995        1994      1995       1994
                                        ----        ----      ----        ----      ----       ----
Weighted average yield on
   interest-earning assets               8.08%      7.48%      7.98%     7.36%       8.06%      7.46%

Weighted average rate paid
   on deposit accounts and
   borrowings                            4.71       4.06       4.64      4.05        4.74       4.14
                                        -----      -----      -----     -----       -----      -----

Interest spread                          3.37%      3.42%      3.34%     3.31%       3.32%      3.32%
                                        =====      =====      =====     =====       =====      =====

Net interest margin (net
   interest income as a
   percentage of earning
   assets)                               3.55%      3.54%      3.49%    3.43%        3.46%      3.42%
                                        =====      =====      =====    =====        =====      =====

       The interest spread was 3.37% and 3.34% for the three and nine months ended September 30, 1995, as compared to 3.42% and 3.31% for the same periods in 1994 due to the factors noted above. The interest margin increased to 3.55% and 3.49% for the three-month and nine-month periods ended September 30, 1995 as compared to 3.54% and 3.43% for the same periods in 1994. The interest spread and the net interest margin were 3.32% and 3.46%, respectively, at September 30, 1995 as compared to 3.32% and 3.42%, respectively, at September 30, 1994.

Provisions For Losses on Loans:

       Provisions for loan losses increased $1.2 million and $2.0 million for the third quarter and the first nine months of 1995, respectively, as compared to the 1994 periods. The 1995 increase in provisions for loan losses represents primarily the growth in FFC's loan portfolio as average loans receivable increased from $3.351 billion and $3.294 billion for the quarter and nine months ended September 30, 1994, respectively, as compared to $3.581 billion and $3.544 billion for the 1995 periods.

       The following table summarizes FFC's net charge-off experience by category for the three months and nine months ended September 30, 1995 and 1994.

                                            For the Three Months                    For the Nine Months
                                             Ended September 30,                     Ended September 30,
                                         -----------------------                 -----------------------
                                             1995                1994               1995                 1994
                                         ------------        ---------           ----------            -------
                                            Net                  Net                 Net                 Net
                                         Charge-offs         Charge-offs         Charge-offs         Charge-offs
                                         (Recoveries)        (Recoveries)        (Recoveries)        (Recoveries)
                                        -------------       --------------      --------------       ------------
Loan Type                                                       (Dollars in thousands)

Credit cards                                $1,832              $1,454              $5,006               $4,589
Manufactured housing                           233                 292                 924                  870
Residential real estate                        172                 286                 736                   64
Consumer and other                             139                 269                 232                  353
Commercial business                              9                 105                 216                  105
                                            ------              ------              ------               ------
                                            $2,385              $2,406              $7,114               $5,981
                                            ======              ======              ======               ======
Net charge-offs as a
  percent of average loans
  outstanding (annualized)                    0.27%               0.29%               0.27%                0.24%
                                            ======              ======              ======               ======

        The net charge-offs of $2.4 million for the quarter ended September 30, 1995 were $500,000 less than the provisions of $2.9 million added to the allowances for the quarter. The comparison of the nine-month activity shows that net charge-offs of $7.1 million equalled the $7.1 million provisions added to the allowances for losses for the nine months ended September 30, 1995. While certain loan products experience fluctuations from period to period, management supports the overall balance of provisions versus net charge-offs to maintain stable allowances relative to loans.

        The increase in net charge-offs for the nine months ended September 30, 1995 versus 1994 approximates $1.1 million. An increase of $400,000 relates to credit card loans and $600,000 relates to residential real estate loans. Although credit card delinquencies continue at levels below national averages, credit card loan collection efforts are being analyzed to determine the required action to reduce write-offs. The residential real estate loan increase relates to abnormally high recoveries during the 1994 period.

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

Non-Interest Income:

        Non-interest income increased $3.4 million during the third quarter of 1995 as compared to the same period in 1994 due to several factors. The $1.3 million increase in gain on sales of available-for-sale securities in 1995 relates to the third quarter purchase and sale of a security in the available-for-sale account as interest rates declined during the quarter. Gains realized from the sale of loans increased $1.2 million in 1995 from 1994 due to the net effect of i) a higher level of gains on secondary mortgage market sales in 1995 and ii) a pre-tax $1.1 million gain realized in the third quarter of 1995 as a result of the capitalization of originated mortgage servicing rights upon FFC's adoption of S.F.A.S. No. 122. See Note H to the unaudited consolidated financial statements for further information. FFC sells long-term, fixed-rate mortgage loans in the normal course of interest-rate risk management. Gains or losses realized from the sale of loans held for sale can fluctuate significantly from period to period depending upon the volatility of interest rates and the volume of loan originations. Thus, results of sales in any one period may not be indicative of future results. Deposit fee income increased $600,000 in 1995 from the same period in 1994, primarily due to the introduction of an "Absolutely Free Checking" product in 1994 and 1995. Loan fees increased $400,000 to $2.9 million for the third quarter of 1995 from the same period in 1994 due to increased levels of activity-related credit card and debit card fees.

        Non-interest income increased $10.5 million to $33.4 million in the first nine months of 1995 from $22.9 million for the nine months of 1994, primarily due to the second quarter 1994 $9.0 million MBS loss reserve. For the first nine months of 1995, deposit fee income and loan related fee income increased $ 1.1 million and $1.0 million respectively, compared to the same period in 1994. Net gains on sales of loans decreased $1.0 million in the nine months of 1995 for the reasons noted above net of i) a $1.2 million gain realized in 1994 as a result of the sale of credit card loans upon the termination of a credit card affinity group relationship and ii) a $400,000 gain realized on the sale of finance company receivables of NorthLand during the first quarter of 1994. Net gains on sales of available-for-sale securities increased $100,000 in 1995 from 1994 due to the year-to-year net effect of i) a $1.2 million gain on the above discussed third quarter 1995 transaction and ii) 1994 gains of $1.1 million realized on sales of available-for-sale securities as FFC acted to protect the value of the available-for-sale portfolio as interest rates rose during early 1994.

Non-Interest Expense:

        Non-interest  expenses  decreased  approximately  $2.0  million  for the quarter ended September 30, 1995 as compared to the same period in 1994, primarily due to consolidation of operations in the second quarter of 1995 following the FirstRock acquisition. Non-interest expenses increased $2.8 million to $93.3 million for the first nine months of 1995 as compared to 1994 due to the net effect of i) acquisition costs and charges, totaling $6.5 million, incurred relative to the FirstRock acquisition and ii) the cost savings resulting from the consolidation of operations following that acquisition. The acquisition costs include i) transaction-related costs, including investment banker fees, attorneys fees and accounting fees, ii) payments relating to employment/change-in-control agreements upon termination of certain FirstRock senior officers, iii) retention bonuses and severance payments made to other FirstRock employees, iv) writedowns of assets not needed by FFC in the conduct of FirstRock's business following the acquisition, and v) other writeoffs/accruals relating to those contracts and business practices of FirstRock not having future value to FFC.

        The  1995  decreases  in   non-interest   expense   resulting  from  the
consolidation of FirstRock operations are most noticeably apparent in the compensation and benefits expense category, which declined $1.7 million and $3.9 million, respectively, for the quarter and nine months ended September 30, 1995. Employee benefits expense has also been reduced $1.4 million through the first nine months of 1995 due to the anticipated use of the Employee Stock Ownership Plan ("ESOP"), acquired with FirstRock, in place of or in conjunction with FFC's normal retirement plan contributions for 1995. The ESOP shares, which were purchased in 1992, are grandfathered from Statement of Position ("S.O.P.") No. 93-6 issued by the American Institute of Certified Public Accountants. As such, expense for ESOP shares to be allocated to FFC employees will be at cost as opposed to market value as required by S.O.P. No. 93-6 for shares acquired after 1992.

        Non-interest expenses decreased as a percentage of average assets to 2.04% and 2.12%, respectively, for the quarter and nine months ended September 30, 1995 as compared to 2.20% and 2.26 %, respectively, for the same periods in 1994. The improvement in this ratio is reflective of i) the effectiveness of the consolidation of operations after the FirstRock and NorthLand acquisitions, ii) decreases in writedowns on foreclosed commercial real estate and iii) ongoing expense control measures.

        Controllable non-interest expenses, which exclude the 1995 acquisition charge, the amortization of intangible assets and the net cost of operations of foreclosed properties, decreased to 1.94% and 2.02%, respectively, of average assets for the quarter and nine months ended September 30, 1995 as compared to 2.09% and 2.14% for the same periods in 1994. In addition, FFC's efficiency ratio (which represents the ratio of controllable expenses to net interest income plus recurring non-interest income) improved to 47.28% and 49.34%, respectively, for the three months and nine months ended September 30, 1995, as compared to 51.88% and 53.52%, respectively, for the corresponding 1994 periods.

        FF Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Deposit insurance premiums to both the SAIF and the Bank Insurance Fund ("BIF") of the FDIC were identical when both funds were created in 1989, with an eight cent differential between the premiums paid by well- capitalized institutions and the premiums paid by under-capitalized institutions (23 cents to 31 cents per $100 of assessable deposits). Such premiums were set to facilitate each fund achieving its designated reserve ratios. As each fund achieves its designated reserve ratio, however, the FDIC has the authority to lower the premium assessments for that fund to a rate that would be sufficient to maintain the designated reserve ratio. In August 1995, the FDIC determined that the BIF had achieved its designated reserve ratio and approved lower BIF premium rates for deposit insurance by the BIF for all but the riskiest institutions. Under the new BIF deposit insurance premium schedule, deposit insurance premiums range from a low of four cents per $100 of assessable deposits for well-capitalized institutions to 31 cents per $100 of assessable deposits for under-capitalized institutions. Because the SAIF remains significantly below its designated reserve ratio, insurance premiums for assessable SAIF deposits were not reduced by this recent FDIC action.

        The current financial condition of the SAIF has resulted in the introduction of various legislation in both the United States Senate ("Senate") and the United States House of Representatives ("House") to recapitalize the SAIF and then to merge the SAIF into the BIF. Both the Senate and the House legislation, as currently proposed, would generally impose a special one-time assessment of approximately 85 cents to 90 cents per $100 of assessable SAIF deposits, which would apply retroactively to approximately $4.4 billion of assessable SAIF deposits at FF Bank (e.g., a special assessment, net of tax effect, of $24 million to $25 million). After the special assessment, it is proposed that SAIF premium rates would then become the same as BIF rates until the funds are merged. FF Bank is unable to predict whether this legislation will be enacted or the amount or applicable retroactive date of any one-time assessment or the rates that would then apply to assessable SAIF deposits.

        In this regard, FFC has filed an application with the Wisconsin Commissioner of Savings and Loans to organize a de novo stock savings bank, First Financial Savings Bank, SSB ("FFSB"). Applications also were filed with the OTS and FDIC to obtain necessary regulatory approvals and federal deposit insurance for FFSB. It is expected that the savings accounts of FFSB will be insured by the BIF. FFSB is being organized to take advantage of the lower insurance of accounts assessments for BIF-insured institutions compared to SAIF-insured institutions if the current premium disparity is not cured. The application filed with the Wisconsin Commissioner has been conditionally approved, subject to FDIC approval. The FDIC and OTS applications are pending. However, processing of those applications apparently has been suspended as the OTS and FDIC await further regulatory and/or legislative action with respect to the BIF-SAIF assessment disparity. If a legislative solution to the current premium disparity were enacted into law, the implementation of FFSB would be unnecessary. However, there can be no assurance that a regulatory or legislative solution to the BIF-SAIF assessment disparity will be adopted, and if not, whether FFC will receive regulatory approval to organize FFSB.

        Legislation has been introduced in the House that would eliminate the federal savings bank charter by January 1, 1998. If such legislation is enacted FF Bank would be required to convert its federal savings bank charter to either a national bank charter or to a state depository institution charter. Under current law, if FF Bank were to become a national or state bank, FFC would be required to become regulated at the holding company level by the Board of Governors of the Federal Reserve Board ("Federal Reserve Board") rather than by the OTS. Current rules and regulations of the Federal Reserve Board would subject FFC to capital requirements that are not currently applicable to FFC as a holding company under OTS regulation and impose statutory limitations on the type of business activities in which FFC may engage at the holding company level, which business activities currently are not restricted. Also under current law, if FF Bank were to become a national or state bank, it would be subject to recapture of its bad debt reserve ($81.8 million at September 30, 1995). However, additional legislation has been introduced which would provide relief from such recapture if FF Bank otherwise continued to meet certain conditions analogous to its current qualified savings institution status for federal tax purposes. FFC is unable to predict whether any such legislation will be enacted in its current or any other form.


Income Taxes:

        Income tax expense increased $1.7 million to $10.0 million for the third quarter of 1995 as compared to $8.3 million for 1994 due to the increased pre-tax income in 1995 as a result of continuing improved earnings in 1995. The effective income tax rate increased to 36.0% in 1995 from 35.5% in 1994.

        Income tax expense increased $3.7 million to $25.5 million for the first nine months of 1995 from $21.8 million for the same period in 1994. The effective income tax rate decreased to 36.22% in 1995 from 36.99% in 1994. The 1994 effective tax rate was negatively affected by the treatment of deferred state income tax provisions relative to the 1994 $9.0 million MBS loss reserve.

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

                                          FIRST FINANCIAL CORPORATION

Date:  November 10, 1995                  /s/ John C. Seramur
                                          --------------------
                                          John C. Seramur, President
                                          (Chief Executive Officer) and Director

Date:  November 10, 1995                  /s/ Thomas H. Neuschaefer
                                          --------------------------
                                          Thomas H. Neuschaefer
                                          Vice President, Treasurer and Chief
                                          Financial Officer

                                   EXHIBIT 11

                           FIRST FINANCIAL CORPORATION
                        COMPUTATION OF EARNINGS PER SHARE

                                                                    For The                                For The
                                                               Three Months Ended                      Nine Months Ended
                                                                   September 30,                         September 30,
                                                               --------------------                  -----------------
                                                                1995             1994                 1995             1994
                                                               ------           ------               ------           -----
                                                                                (In thousands, except
                                                                                   per share data)
PRIMARY EARNINGS PER SHARE
Net income                                                     $17,793          $14,983              $44,925         $37,213
                                                               =======          =======              =======         =======
Shares:
   Weighted average common shares
    outstanding                                                 29,542           28,941               29,362          28,889
   Shares from assumed exercise of options
    (as determined by the treasury stock
    method)                                                        711              944                  742             955
                                                               -------          -------              -------         -------
   Common and common equivalent shares                          30,253           29,885               30,104          29,844
                                                               =======          =======              =======         =======
Primary Earnings Per Common Share                              $   .59          $   .50              $  1.49         $  1.25
                                                               =======          =======              =======         =======

FULLY DILUTED EARNINGS PER SHARE

Net income                                                     $17,793          $14,983              $44,925         $37,213
                                                               =======          =======              =======         =======
Shares:
   Weighted average common shares
    outstanding                                                 29,542           28,941               29,362          28,889
   Shares from assumed exercise of options
    (as determined by the treasury stock
    method)                                                        794            1,015                  902           1,053
                                                               -------          -------              -------         -------
   Common and common equivalent shares                          30,336           29,956               30,264          29,942
                                                               =======          =======              =======         =======
Fully Diluted Earnings Per Common Share                        $   .59          $   .50              $  1.48         $  1.24
                                                               =======          =======              =======         =======

                                   Exhibit 27
                           First Financial Corporation
                           Article 9 of Regulation S-X