Form 10-K
period 1995-12-31
FIRST FINANCIAL CORP /WI/
filed 1996-03-20
CIK 735553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended December 31, 1995
                                -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition report from __________________ to _____________________

                         Commission File Number 0-11889


                           FIRST FINANCIAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

         Wisconsin                                           39-1471963
-------------------------------                           ------------------
(State of other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)

                                1305 Main Street
                         Stevens Point, Wisconsin 54481
                         ------------------------------
                     (Address of principal executive office)

        Registrant's telephone number, including area code (715) 341-0400
                                                            -------------
    Securities registered pursuant to Section 12(b) of the Act Not Applicable
                                                               --------------
           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              Yes   X     No
                                                           -------    ---------

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           Based upon the closing price of the registrant's common stock as of March 1, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant is: $524,968,689.

           As of March 1, 1996, 29,880,322 shares of the registrant's common stock were outstanding.

                      Documents Incorporated by Reference.
Part II:
           Portions of First Financial Corporation's 1995 Annual Report to Shareholders.

Part III:
           Portions of definitive proxy statement for the 1996 Annual Meeting of Shareholders.

                                     PART I
ITEM 1.  BUSINESS
-----------------
FIRST FINANCIAL CORPORATION

         First Financial Corporation ("FFC"), which was formed in 1984, conducts business as a unitary savings and loan holding company. As a Wisconsin corporation, FFC is authorized to engage in any activity permitted by the Wisconsin Business Corporation Law.

         The principal asset of FFC is all of the outstanding stock of First Financial Bank ("FF Bank" or the "Bank"). The business of FFC is the business of the Bank. Other activities of FFC could be funded by dividends paid by the Bank, borrowings or the issuance of additional shares of capital stock. FFC is headquartered at 1305 Main Street, Stevens Point, Wisconsin, 54481, telephone number is (715) 341-0400.


FIRST FINANCIAL BANK

         FF Bank is a federally-chartered, stock savings institution whose deposits are insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"). Business is conducted in both Wisconsin and Illinois through 129 full-service branch offices and one limited loan origination office. Based on total assets of $5.5 billion at December 31, 1995, FF Bank is the largest thrift institution headquartered in Wisconsin. The principal mortgage lending area of FF Bank is Wisconsin and Illinois. In addition to real estate loans, FF Bank originates a significant volume of consumer loans, credit card loans and student loans. FF Bank has a limited volume of commercial business lending arising from a 1994 business combination. Consumer, home equity and student lending activities are principally conducted in Wisconsin and Illinois, while the credit card base and resulting loans are principally centered in the Midwest. Nearly all long-term fixed-rate real estate mortgage loans generated are sold in the secondary market and to other financial institutions with FF Bank retaining the servicing of those loans. FF Bank offers brokerage services and also operates a full-line independent insurance agency and a real estate appraisal company.

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

         In 1994, FFC and FF Bank acquired NorthLand Bank of Wisconsin, SSB ("NorthLand") of Ashland, Wisconsin through an exchange of stock. Also in 1994, FFC merged First Financial - Port Savings Bank, FSB ("Port") of Port Washington, Wisconsin, which had been acquired by FFC in 1989 and had operated under a separate charter since that time, into FF Bank.

         In 1995, FFC and FF Bank acquired FirstRock Bancorp, Inc. ("FirstRock") of Rockford, Illinois through an exchange of stock. The five banking offices of FirstRock's subsidiary, First Federal Savings Bank of Rockford, Illinois were merged into FF Bank. At the end of 1995, FFC's assets had grown to $5.5 billion.

         While pursuing its strategy of expansion by acquisition in Wisconsin and Illinois, management of FF Bank has also curtailed certain lending activities outside of the Midwest in recent years. In 1988, FF Bank liquidated the West Coast mortgage banking operation which FF Bank had acquired as part of the acquisition of First Savings. This operation had incurred continuing operating losses. Also, in 1988 and 1994, FF Bank sold a segment of its credit card loan portfolio, consisting of loans concentrated in California, Texas, and the Northeastern states. FF Bank's current credit card lending activities are now focused primarily on Wisconsin, Illinois and other Midwestern states. During 1989, FF Bank also curtailed manufactured housing lending outside of the Midwest. Subsequently, in 1994, FF Bank exited the retail manufactured housing lending business altogether due to competitive practices in the marketplace.

         FF Bank is a member of the Federal Home Loan ("FHL") Bank System. FF Bank is subject to comprehensive examination, supervision and regulation by the Office of Thrift Supervision (the "OTS") and the FDIC, and is also regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as to reserves required to be maintained against deposits and certain other matters. See "Regulation."


RECENT DEVELOPMENTS

         FF Bank's deposits are insured by the SAIF of the FDIC. Deposit insurance premiums to both the SAIF and the Bank Insurance Fund ("BIF") of the FDIC were identical when both funds were created in 1989, with an eight cent differential between the premiums paid by well-capitalized institutions and the premiums paid by under-capitalized institutions (23 cents to 31 cents per $100 of assessable deposits). Deposit insurance premiums for the SAIF and the BIF, which insures deposits in national and state-chartered banks, are set to facilitate each fund achieving its designated reserve ratio. In August 1995, the FDIC determined that the BIF had achieved its designated reserve ratio and lowered BIF deposit insurance premium rates for all but the riskiest institutions. Effective January 1, 1996, BIF deposit insurance premiums for well-capitalized banks were further reduced to the statutory minimum of $2,000 per institution per year. Because the SAIF remains significantly below its designated reserve ratio, SAIF deposit insurance premiums were not reduced and remain at 0.23% to 0.31% of deposits, based upon an institution's supervisory evaluations and capital levels. The current discrepancy in deposit insurance premiums between the BIF and the SAIF could place FF Bank at a competitive disadvantage to BIF insured institutions.

         The current financial condition of the SAIF has resulted in proposed legislation to recapitalize the SAIF through a one-time special assessment (of approximately 80 cents to 85 cents per $100 of assessable SAIF deposits as of March 31, 1995) and in legislation to then merge the SAIF into the BIF. If the special assessment is enacted, a special one-time assessment of approximately $24.0 million, net of tax effect, would be imposed on FF Bank. After the special assessment, it is expected that SAIF would achieve its designated reserve ratio and that SAIF premium rates would then become comparable to BIF rates. The proposed legislation also contemplates a merger of the SAIF into the BIF, which would require separate legislation. FFC is unable to predict whether this legislation will be enacted or the amount or applicable retroactive date of any one-time assessment or the rates that would then apply to assessable SAIF deposits.

         Legislation also has been proposed that could eliminate the federal savings association charter. If such legislation is enacted, FF Bank would be required to convert its federal savings bank charter to either a national bank charter or to a state depository institution charter. Pending legislation may provide relief as to recapture of the bad debt deduction for federal tax purposes that otherwise would be applicable if FF Bank converted its charter, provided that FF Bank meets a proposed residential loan origination requirement. Pending legislation also may result in FFC becoming regulated at the holding company level by the Federal Reserve Board rather than by the OTS. Regulation by the Federal Reserve Board could subject FFC to capital requirements that are not currently applicable to FFC as a holding company under OTS regulation and may result in statutory limitations on the type of business activities in which FFC may engage at the holding company level, which business activities currently are not restricted. FFC is unable to predict whether such legislation will be enacted or, if enacted, whether it will contain relief as to the recapture of bad debt deductions previously taken.


FINANCIAL RATIOS

                                                                         Year Ended December 31,
                                                               -------------------------------------------
                                                               1995               1994                1993
                                                               ----               ----               -----
Return on average assets                                        1.17%               .99%               .99%
Return on average equity                                       18.03              17.21              19.15
Average equity to average assets                                6.50               5.72               5.17
Dividend payout ratio                                          22.64              22.47              20.35
Net interest margin:
      During the period                                         3.51               3.46               3.43
      At end of period                                          3.46               3.37               3.38



MARKET AREA AND COMPETITION

         At December 31, 1995, FF Bank conducted business from 129 full-service branch banking offices located in 60 Wisconsin and 36 Illinois communities. The offices are located throughout most of Wisconsin and much of Illinois, including the Peoria, Rockford and suburban St. Louis areas. These offices include 27 locations in the Milwaukee Metropolitan Statistical Area ("MSA"), the largest in Wisconsin, and 34 locations in the Peoria, Rockford and St. Louis MSAs, Illinois' largest outside of Chicago.

         The counties in Wisconsin and Illinois in which FF Bank has offices had a total population of 5.3 million in 1990. Between 1980 and 1990, the population of this area increased 1.3%, compared to 1.2% for the two-state area. The median household income in these counties was $30,497 according to the 1990 Census, compared to $31,402 for the two- state area. It increased 62.7% between 1980 and 1990. This area, in both states, contains a diversity of major urban and suburban areas, smaller less-urbanized communities and predominantly rural areas. Some of the larger companies headquartered in FF Bank's market include Briggs & Stratton, A.O. Smith, General Electric Medical Systems, Allen Bradley, Miller Brewing, Johnson Controls, Caterpillar and Sundstrand.

         FF Bank also does business outside of Wisconsin and Illinois. At December 31, 1995, outstanding credit card accounts of FF Bank were distributed approximately 42% to Wisconsin residents, 11% to Illinois, 4% to California, 3% to Texas, 3% to Michigan, 3% to New York, 2% to Minnesota, 2% to Ohio, 2% to Florida and 28% to other states. Consumer and student loans are made principally to Wisconsin, Illinois and other Midwestern residents.

         FF Bank is subject to competition from other savings institutions as well as commercial banks and credit unions in both attracting and retaining deposits and in real estate and other lending activities. Competition for deposits also comes from mutual funds, credit unions, corporate debt and government securities. Competition for the origination of real estate loans comes principally from other savings institutions, commercial banks and mortgage banking companies. Consumer loan competition comes principally from other savings institutions, commercial banks, automobile manufacturers and their financing subsidiaries, consumer finance companies and credit unions.

         The principal methods used by competing financial institutions to attract deposit accounts include rates of return, types of accounts, convenience of office locations, and other services. The primary factors in competing for loans are interest rates, loan fee charges, and timing and quality of service to the borrower.

                    SELECTED HISTORICAL FINANCIAL INFORMATION

    The following tables present selected historical consolidated financial information of FFC(a).

                                                                                   December 31,
                                                           ---------------------------------------------------------------------
                                                               1995      1994 (f)     1993 (g)      1992 (h)            1991
                                                           ----------   ----------   ----------    ----------       ------------
                                                                               (Dollars in thousands)
Financial Condition and Other Data
Total assets..........................................     $5,471,108   $5,501,824   $5,181,772    $4,309,067         $3,609,917
Investments (b).......................................        249,155      223,174      360,804       241,703            164,504
Loans receivable and mortgage-related securities......      4,860,910    4,961,202    4,427,803     3,706,080          3,110,115
Loans held for sale-net...............................         26,651       11,736      104,653        89,003             61,685
Intangible assets.....................................         21,481       26,726       31,392        23,278             22,576
Deposits..............................................      4,424,525    4,381,455    4,388,122     3,531,062          3,234,078
Borrowings............................................        570,508      708,446      455,797       487,237            110,353
Shareholders' equity (substantially restricted)(c)....        384,917      327,308      280,643       239,979            190,405
Number of full-service offices........................            129          130          123           100                 92

                                                                              Year Ended December 31,
                                                           ---------------------------------------------------------------------
                                                               1995       1994 (f)     1993 (g)       1992(h)           1991
                                                           ----------   ----------    ----------    ----------        ----------
                                                                        (In thousands except per share amounts)
Operating Data
Interest income.......................................     $  417,308   $  381,864   $  366,711    $  325,057        $  333,157
Interest expense......................................        234,171      204,222      202,493       198,058           225,992
                                                           ----------    ----------   ----------    ----------        ----------
Net interest income...................................        183,137      177,642      164,218       126,999           107,165
Provision for losses on loans.........................         (9,738)      (6,824)     (10,570)      (15,779)          (19,037)
Unrealized loss on impairment of mortgage-related
 securities...........................................                      (9,000)
Loan fees and servicing income........................         18,234       17,551       17,166        15,959            19,085
Gain on sale of loans and securities..................          3,885        3,836        7,939         4,606             5,783
Other non-interest income.............................         22,172       20,907       19,653        17,458            16,599
Non-interest expense..................................       (118,602)    (120,367)    (118,964)     (101,540)          (93,095)
                                                            ----------    ----------  ----------    ----------        ----------
Income before income taxes and the cumulative effect
 of a change in accounting principle..................         99,088       83,745       79,442        47,703            36,500
Income taxes..........................................         35,104       30,716       29,691        17,327            14,672
                                                            ----------    ----------  ----------    ----------        ----------
Income before the cumulative effect of a change in
 accounting principle.................................         63,984       53,029       49,751        30,376            21,828
Cumulative effect of a change in accounting principle
 (d)...............................                                                                     6,600
                                                            ----------    ----------  ----------    ----------        ----------
Net income............................................     $   63,984   $   53,029   $   49,751    $   36,976        $   21,828
                                                            ==========    ==========  ==========    ==========        ==========

Earnings per share (e):
  Primary:
    Income before the cumulative effect of a change in
      accounting principle (d) .......................     $     2.12   $     1.78   $     1.72    $     1.15        $      .80
    Net income........................................           2.12         1.78         1.72          1.42               .80
  Fully diluted:
    Income before the cumulative effect of a change in
      accounting principle (d)........................     $     2.11   $     1.77   $     1.71    $     1.14        $      .79
    Net income........................................           2.11         1.77         1.71          1.40               .79

Cash dividends declared and paid per share (e)........     $      .48   $      .40   $      .35    $      .22        $      .16




(a) In 1995, FFC completed the acquisition of FirstRock. This transaction has been accounted for as a pooling-of-interests and accordingly, results for all periods presented have been restated to include the results of FirstRock. See Note B to FFC's consolidated financial statements.

(b)       Consists  of  federal  funds  sold,   interest-earning  deposits,  and
          investment securities.

(c)       See Note L to FFC's consolidated financial statements.

(d) A $6.6 million credit was realized in 1992 from the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

(e) Per share data have been adjusted to reflect A) a two-for-one stock split distributed in March 1993 and B) a two-for-one stock split distributed in April 1992.

(f) In 1994, FFC completed the acquisition of NorthLand. The acquisition of NorthLand has been accounted for as a pooling-of-interests. Since NorthLand was not material to the balance sheet or operating results of FFC, balances for prior years have not been restated. However, 1994 amounts have been adjusted to reflect the acquisition as if it had occurred on January 1, 1994. See Note B to FFC's consolidated financial statements.

(g) In 1993, FF Bank acquired United and also purchased the deposits and the four Quincy, Illinois-area branch banking offices of Citizens. Each transaction has been accounted for as a purchase and the related results of operations have been included in FFC's consolidated financial statements since the respective dates of acquisition.

(h) During the first quarter of 1992, FF Bank completed the assumption of deposits and the purchase of branch facilities of ten Peoria, Illinois-area branches including eight from Talman and two from the RTC. Each of these transactions was accounted for as a purchase.

Lending Activities, Including Mortgage-Related Securities

          General. FF Bank has traditionally concentrated on origination of conventional mortgage loans secured by first liens on one- to four-family residences. FF Bank also makes loans which are insured by the Federal Housing Authority ("FHA"), Farmers Home Administration ("FmHA"), and the Rural Economic Development Community ("REDC"), or partially guaranteed by the Veterans Administration ("VA") as well as home loans on behalf of or for immediate sale to the Wisconsin Department of Veterans Affairs ("WDVA"), the Wisconsin Housing and Economic Development Authority ("WHEDA") and the Illinois Housing and
Development Authority ("IHDA"). At December 31, 1995, FFC's total loan portfolio, including mortgage-related securities, amounted to $4.94 billion, including mortgage loans totaling $2.41 billion of which $2.04 billion, or 41.3% of the total loan portfolio, before net items, were loans secured by one- to four-family residences. In addition, FF Bank makes long-term, first mortgage real estate loans on multiple dwelling units and commercial properties, second mortgages and short-term construction loans. As a means of better matching maturities of its asset and liability products, FF Bank has also originated other types of high-yielding loan products which have either a short term to maturity or contain adjustable-rate features. These products include education loans, credit card loans, home equity loans and consumer loans. At December 31, 1995, these loans amounted to $1.26 billion, or 25.5%, before net items, of the total loan portfolio. Fixed-rate mortgage loans with terms up to 15 years and loans with adjustable interest rates are originated for FF Bank's own portfolio, while longer-term fixed-rate mortgage loans are originated for sale in the secondary market. The Federal Reserve Board is authorized to promulgate regulations limiting the maximum interest rate that may apply during the term of adjustable-rate mortgage loans originated by savings institutions such as FF Bank. Under the regulation adopted by the Federal Reserve Board, no specific interest rate limit is set, but lenders are required to impose interest rate caps on all adjustable-rate mortgage loans and all dwelling-secured consumer loans, including home equity loans, which provide for interest rate adjustments. The regulation is applicable to loans made after December 8, 1987.

FF Bank also periodically purchases mortgage-related securities as a lending alternative when excess liquidity is available. At December 31, 1995, these securities amounted to $1.27 billion, or 25.7% of the total loan portfolio, before net items. For further discussion of the mortgage-related securities portfolio, see "Mortgage-Related Securities" below as well as Notes A and D to FFC's consolidated financial statements, filed as an exhibit hereto.

          Loan Portfolio Composition. The following table sets forth information concerning the composition of FFC's total loan portfolio including loans held for sale and mortgage-related securities, on a consolidated basis, before net items, by type of loan. Total loans receivable, including net items but excluding loans held for sale and mortgage-related securities are set forth in Note E to FFC's consolidated financial statements. The data presented in this table include the accounts of FFC and FF Bank for all periods, and the balances of interest-sensitive assets and liabilities arising from the 1992, 1993 and 1994 acquisitions are included from the respective dates of the related transactions.



                                                                            December 31,
                                           1995               1994               1993                 1992               1991
                                    -----------------  ------------------  ------------------  ------------------  -----------------
                                     Amount   Percent   Amount    Percent   Amount    Percent   Amount    Percent   Amount   Percent
                                    --------  -------  ---------  -------  ---------  -------  ---------  -------  --------  -------
                                                                                      (Dollars in thousands)
Real estate mortgage loans:

 Conventional loans:
   One- to four-family............ $2,006,575  40.6%  $2,034,320   40.4%  $1,915,516   41.7%  $1,379,522   35.8%  $1,245,546   38.5%
   Multi-family...................    217,288   4.4      212,071    4.2      208,658    4.6      175,511    4.6      155,562    4.8
 FHA and VA.......................     36,093    .7       34,672     .7       40,133     .9       52,214    1.3       61,455    1.9
 Commercial and other real estate.    152,092   3.1      142,634    2.8      114,431    2.5      123,062    3.2      126,139    3.9
                                   ---------- -----   ----------  -----   ----------  -----   ----------  -----   ----------  -----

Total real estate mortgage loans..  2,412,048  48.8    2,423,697   48.1    2,278,738   49.7    1,730,309   44.9    1,588,702   49.1
                                   ---------- -----   ----------  -----   ----------  -----   ----------  -----   ----------  -----

Other loans:

 Consumer loans...................    362,659   7.3      304,771    6.1      180,776    3.9      115,205    3.0       89,698    2.8
 Home equity loans................    284,700   5.8      240,915    4.8      199,463    4.3      168,434    4.4      148,042    4.6
 Education loans..................    240,650   4.9      192,542    3.8      168,980    3.7      164,149    4.3      159,207    4.9
 Credit card loans................    214,107   4.3      200,747    4.0      209,414    4.6      178,436    4.6      160,712    5.0
 Manufactured housing loans.......    139,385   2.8      152,674    3.0      165,017    3.6      133,195    3.4      140,384    4.3
 Other loans......................     17,198    .4       19,023     .4          111               3,298     .1        4,831     .2
                                   ---------- -----   ----------  -----   ----------  -----   ----------  -----   ----------  -----

Total other loans.................  1,258,699  25.5    1,110,672   22.1      923,761   20.1      762,717   19.8      702,874   21.8
                                   ---------- -----   ----------  -----   ----------  -----   ----------  -----   ----------  -----

Total loans receivable before
   net items......................  3,670,747  74.3    3,534,369   70.2    3,202,499   69.8    2,493,026   64.7    2,291,576   70.9

Mortgage-related securities.......  1,270,761  25.7    1,502,491   29.8    1,387,259   30.2    1,361,068   35.3      941,626   29.1
                                   ---------- -----   ----------  -----   ----------  -----   ----------  -----   ----------  -----

Total loans receivable before
 net items and mortgage-
 related securities............... $4,941,508 100.0%  $5,036,860  100.0%  $4,589,758  100.0%  $3,854,094  100.0%  $3,233,202  100.0%
                                   ========== =====   ==========  =====   ==========  =====   ==========   =====   ==========  =====


       A summary of FFC's loan portfolio, before net items, including loans held for sale and mortgage-related securities is set forth below by adjustable-rate loans, short-term loans and fixed-rate loans.

                                               December 31, 1995            December 31, 1994           December 31, 1993
                                             ---------------------        ---------------------       ----------------------
                                                             Percent                     Percent                    Percent
                                              Balance        Of Total      Balance       Of Total      Balance      Of Total
                                             --------       ---------     ---------      --------     --------      --------
                                                                          (Dollars in thousands)
Adjustable-rate:
   Mortgage-related securities.............  $ 1,130,750                  $1,350,342                  $1,159,035
   Mortgage................................    1,001,413                     893,380                     604,514
   Home equity.............................      284,700                     240,915                     199,463
   Education...............................      240,650                     192,542                     168,980
   Consumer................................       31,602                      14,346                       5,816
   Manufactured housing....................        2,987                       4,125                       5,857
   Other...................................       11,805                      13,947                          --
                                             -----------                  ----------                  ----------
       Total adjustable-rate...............    2,703,907      54.7%        2,709,597       53.8%       2,143,665      46.7%

Short-term*:
   Credit card.............................      214,107                     200,747                     209,414
   Mortgage................................       96,932                      47,973                     241,669
   Consumer................................       91,190                      83,730                      66,239
   Mortgage-related securities.............       32,121                      32,737                       2,522
   Deposit account.........................        4,026                       4,611                       4,300
   Manufactured housing....................        9,021                       2,869                       1,443
   Other...................................        4,847                       3,014                          --
                                              ----------                  ----------                  ----------
       Total short-term....................      452,244       9.2           375,681        7.5          525,587      11.5
                                              ----------     -----        ----------      -----       ----------     -----
       Total adjustable-rate and
         short-term........................    3,156,151      63.9         3,085,278       61.3        2,669,252      58.2

Maturities greater than three years:
   Conventional mortgage...................    1,277,610                   1,447,672                   1,392,422
   Consumer................................      235,841                     202,084                     104,421
   Mortgage-related securities.............      107,890                     119,412                     225,702
   FHA/VA manufactured housing.............       86,756                      85,384                      85,552
   Manufactured housing....................       40,621                      60,296                      72,165
   FHA/VA mortgage.........................       36,093                      34,672                      40,133
   Other...................................          546                       2,062                         111
                                              ----------                  ----------                  ----------
       Total fixed-rate....................    1,785,357      36.1         1,951,582       38.7        1,920,506      41.8
                                              ----------     -----        ----------      -----       ----------     -----

       Total loan portfolio................   $4,941,508     100.0%       $5,036,860      100.0%      $4,589,758     100.0%
                                              ==========     =====        ==========      =====       ==========     =====

* Credit card and fixed-rate loans or MBSs with remaining contractual life of three years or less.

       As of December 31, 1995, the total amount of loans held by FF Bank repricing or maturing after December 31, 1996 was $2.56 billion. Of these loans, $1.90 billion have fixed rates of interest and $653.6 million have terms of three years or less or adjustable interest rates.

       The following table sets forth, at December 31, 1995, the dollar amount of loans maturing in FF Bank's loan portfolios before net items, plus loans held for sale and mortgage-related securities, based on either their contractual terms to maturity or the remaining time before the loans can be repriced during the periods indicated.

                                                            1997 -      1999 -      2001 -      2006 -     After
                                                   1996       1998        2000        2005        2015       2015        Total
                                                   ----      -----        ----        ----        ----       ----        -----
                                                                            (In thousands)
Real estate mortgage loans....................  $  436,145  $491,987    $ 93,985    $449,744   $784,790    $ 87,128    $2,343,779
Construction mortgage loans...................      29,413    33,495       2,345         328      2,688          --        68,269
Mortgage-related securities...................   1,155,811     7,059       2,733      31,559     41,651      31,948     1,270,761
Credit card and home equity
   loans......................................     474,675    24,132          --          --         --          --       498,807
Other loans*..................................     289,871    96,891     113,083     185,368     71,596       3,083       759,892
                                                ----------  --------    --------    --------   --------    --------    ----------

       Total..................................  $2,385,915  $653,564    $212,146    $666,999   $900,725    $122,159    $4,941,508
                                                ==========  ========    ========    ========   ========    ========    ==========

*  Includes consumer, manufactured housing, education and small business loans.

                                       -9-

       One- to Four-Family First Mortgage Loans. The primary mortgage loan product of FF Bank is the single family home loan with some additional volume being secured by two- to four-family residential units. In addition to a conventional mortgage loan program, FF Bank has available various other programs including FHA-insured, VA-guaranteed, FmHA- guaranteed, and RECD-guaranteed,
Wisconsin and Illinois state agency and veterans programs and jumbo mortgage loans in excess of a specified balance. These mortgage loan products are originated using either a fixed rate, or an adjustable rate of interest indexed primarily to one-year U.S. Treasury securities yields, three-year Treasury securities yields or the national cost of funds index as published by the FHL Banks. Original terms to maturity vary from 10 years to 30 years. FF Bank currently holds in its portfolio loans for terms up to 15 years and generally sells fixed-rate mortgage loans having maturities greater than 15 years in the secondary mortgage market.

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

       Lending terms for FF Bank's income-producing real estate property loans generally call for a maturity of five to fifteen years based upon an amortization schedule of fifteen to thirty years and an interest rate periodically adjustable based upon a cost of funds index.

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

       Construction lending is generally considered to involve a higher level of risk than lending secured by existing properties because properties securing these loans are generally more speculative and more difficult to evaluate and monitor. FF Bank's risk of loss on construction or development loans is dependent upon the accuracy of the initial estimate of the property's value at completion of the project and the estimated cost of the project. If the estimate of construction or development costs proves to be inaccurate, FF Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, the lender may be confronted with a property having a value which is insufficient to assure full repayment of the construction loan upon securing a permanent mortgage loan. FF Bank had construction loans outstanding of $72.0 million at December 31, 1995, of which $56.3 million was collateralized by residential real estate.

       Manufactured Housing Loans. Through a series of dealer relationships in Wisconsin and other Midwestern states, FF Bank had indirectly originated manufactured housing loans until late 1994. The dealers closed the loans at their locations after forwarding all necessary documentation to FF Bank for underwriting, processing, and credit checks in order to receive approval to originate the loans for purchase by FF Bank. The loans were either conventional or originated under the FHA-insured or VA-guaranteed programs throughout the various states. The term of such loans was usually up to 15 years at fixed interest rates. During 1994, FF Bank ceased originating such loans due to adverse competitive practices in this market. However, $18.3 million of such loans were purchased in 1995 on a wholesale basis.

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

       Business Loans. With the acquisition of NorthLand, FFC acquired a business loan portfolio of approximately $23 million. FF Bank, however, is primarily a retail lender and its strategy has been to consider business loans only to those customers who maintain acceptable deposit balances with FF Bank. As such, FF Bank does not aggressively market business loans and year-end loans outstanding approximated $17.2 million.

       Mortgage Related Securities. FF Bank purchases mortgage-related securities as a lending alternative when excess liquidity is available. Mortgage-related securities include government agency mortgage-backed securities, privately issued adjustable rate mortgage-backed securities and shorter-term or adjustable-rate government agency collateralized mortgage obligations. FF Bank reviews the geographic distribution of collateral when purchasing private issue mortgage-related securities and limits the portfolio concentration of underlying collateral located in certain states or metropolitan areas; however, FF Bank has not purchased any private issue mortgage-backed securities since 1992. With the exception of six non-agency securities, all securities in the non-agency mortgage-backed securities portfolio are, at a minimum, of investment grade quality. The securities rated below investment grade, four of which continue to be performing, are discussed as part of "Non-Performing MBSs" in Management's Discussion and Analysis, filed as an exhibit hereto. For a related discussion of the accounting for debt securities, including mortgage-related securities, see "Investment Securities". For further discussion of the mortgage-related securities portfolio, see i) "Mortgage-Related Securities" in Management's Discussion and Analysis and ii) Notes A and D to FFC's consolidated financial statements, each of which is filed as an exhibit hereto.

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

       Real estate loans are primarily originated by loan officers in FF Bank's offices. Relative to FF Bank's real estate loans, loans up to the FHLMC/FNMA upper limit authority (currently $203,150 for single-family mortgage loans) for one- to four-family residences are approved by an underwriter who is employed by FF Bank. Loans in excess of this amount up to $400,000 are approved by designated officers. Individual loans in excess of $400,000 up to $1,500,000, as well as loans to one borrower in excess of three loans or in the amount of $500,000, or greater, are approved by an officer loan committee. Loans in excess of $1,500,000 require approval of the Executive Committee of the Board of Directors of FF Bank, and loans in excess of $5,000,000 require approval of FF Bank's full Board of Directors. The majority of conventional home mortgage loans are written to comply with underwriting standards of FHLMC and/or FNMA to ensure that national standards are being met and that FF Bank's loans meet or exceed national secondary market requirements. All loans are centrally reviewed by an underwriting staff prior to final approval to ensure compliance with loan underwriting policies. With respect to the appraisal of properties, borrowers may use the appraisal subsidiary of FF Bank or outside appraisers preapproved by FF Bank's Board of Directors.

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

       The   following   table  shows  loan  and   mortgage-related   securities
originations, purchases, sales and repayment activities of FF Bank on a consolidated basis for 1995, 1994 and 1993.

                                                                                Year Ended December 31,
                                                                    --------------------------------------------
                                                                       1995              1994                1993
                                                                    ----------        ----------          -------
                                                                                    (In thousands)
Loans originated:
  Mortgage loans:
     One- to four-family.........................................   $  476,783         $  756,589        $1,346,350
     Multi-family................................................       34,350             55,658            91,209
     Commercial real estate......................................       31,087             63,002            16,012
     Refinanced residential mortgage loans
      previously sold and serviced for others....................           --             24,643           344,862
                                                                    ----------         ----------        ----------
                                                                       542,220            899,892         1,798,433
  Consumer loans.................................................      229,697            237,651           145,474
  Education loans................................................       76,299             53,692            33,424
  Home equity loans - net increase...............................       43,785             58,791            42,888
  Credit card loans - net increase...............................       13,361              5,124            30,978
  Manufactured housing loans.....................................       18,288             16,669            23,405
  Other loans....................................................        5,560             10,074             2,604
  Refinanced manufactured housing loans pre-
    viously sold and serviced for others.........................           --                475            36,953
  Decrease (increase) in undisbursed
   loan proceeds.................................................        7,817            (10,829)            5,920
                                                                    ----------         ----------        ----------
           Total loans originated................................      937,027          1,271,539         2,120,079
Mortgage-related securities purchased............................           --            594,952           271,719
                                                                    ----------         ----------        ----------

           Total originations and purchases......................      937,027          1,866,491         2,391,798
                                                                    ----------         ----------        ----------

Add (deduct):
  Loans and mortgage-related securities
   from acquisitions (before net items)..........................           --            114,462           540,474

  Market valuation adjustment on
   available-for-sale mortgage-related
   securities....................................................        1,593            (12,470)            1,669

  Unrealized loss on impairment of
   mortgage-related securities...................................           --             (9,000)               --

  Loan repayments and sales:
   Repayments of loans and mortgage-
    related securities...........................................     (815,453)          (899,405)       (1,067,702)
   Sales of one- to four-family real
    estate loans.................................................     (195,231)          (393,154)       (1,017,740)
   Sales of multi-family and
    commercial real estate loans.................................      (15,471)           (25,741)          (25,621)
   Sales of consumer-related loans...............................           --            (22,712)               --
   Sales of mortgage-related
    securities...................................................           --           (182,234)          (81,294)
                                                                    ----------         ----------        ----------
           Total repayments and sales............................   (1,024,562)        (1,430,254)       (1,650,214)
                                                                    ----------         ----------        ----------

  Increase  (decrease)  in total  loans  before net items  (excluding  change in undisbursed loan proceeds), including loans held for sale
   and mortgage-related securities...............................   $  (87,535)        $  436,237        $  741,584
                                                                    ==========         ==========        ==========

       FF Bank has been actively engaged in secondary mortgage market activities on a national basis through the sale of whole loans and participations to pension funds, insurance companies, banks, other savings institutions and governmental units such as FHLMC, FNMA, GNMA and special Wisconsin and Illinois programs. On a limited basis, FF Bank and its predecessors have purchased selected groups of loans or a portfolio of loans. FF Bank also periodically has used its loans to securitize mortgage-related securities sold by registered broker-dealers. Sales of loans are used to provide additional funds for lending, to generate servicing fee income and to reduce the risk resulting from fluctuating interest rates and loan concentrations. Under loan sales and participation agreements, FF Bank sells mortgage loans on a non-recourse basis and pays participants an agreed upon yield on the participant's portion of the loan out of monthly payments received from the borrowers. FF Bank, in general, has forward sales commitments to cover the sale of all fixed-rate mortgage loans having maturities of greater than 15 years which are closed or approved as well as a majority of accepted applications for such loans.

       Loan Servicing. FF Bank has originated the majority of the loans it services for others. FF Bank receives fees for those servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. At December 31, 1995, FF Bank was servicing $2.33 billion of mortgage and manufactured housing loans owned by others. Mortgage loans totaling $2.30 billion were being serviced for annual fees ranging from 1/8 to 1/2 of 1% of the unpaid principal, and $28.1 million of manufactured housing loans were being serviced for investors. Servicing fees retained on manufactured housing loans average approximately 2.5% of the unpaid principal, reflecting the higher costs of servicing these loans. The following table sets forth information as to FF Bank's loan servicing portfolio, net of loans in process, at the dates shown.

                                                                        December 31,
                                                     -----------------------------------------------------
                                                            1995                          1994
                                                     --------------------------     ----------------------
                                                       Amount              %         Amount             %
                                                     -----------       --------     ---------       ------
                                                                     (Dollars in thousands)

Loans owned by FF Bank...........................    $3,642,000          61.0%     $3,498,000         59.1%
Loans serviced for others........................     2,326,000          39.0       2,424,000         40.9
                                                     ----------         -----      ----------        -----
      Total loans serviced.......................    $5,968,000         100.0%     $5,922,000        100.0%
                                                     ==========         =====      ==========        =====


       Information concerning FF Bank's servicing income from loans serviced for others is summarized in the following table for the periods indicated.

                                                                           Year Ended December 31,
                                                                    ----------------------------------
                                                                      1995           1994          1993
                                                                    --------       --------      ------
                                                                            (Dollars in thousands)

Loan servicing income...........................................    $ 7,125         $7,737        $6,587
Servicing spread for the year*..................................       .300%          .344%         .312%

* The servicing spread represents the average fee earned as a percentage of average balances of loans serviced for others, net of undisbursed proceeds, as reduced by the periodic amortization of purchased and capitalized excess mortgage servicing rights.

       Net loan servicing income has fluctuated between 1993 and 1995 as the result of i) changes in the average volume of loans serviced during a particular year, ii) changes in the average servicing spread maintained as new servicing is added each year and iii) fluctuations in the periodic amortization of the cost associated with purchased servicing rights, excess servicing rights recorded prior to 1995 and originated servicing rights recorded beginning in 1995.

       The $1.1 million increase in net servicing income from 1993 to 1994 was primarily the result of a $2.2 million decrease in amortization of purchased and excess servicing costs in 1994 compared to 1993. The 1993 lower interest-rate environment resulted in higher loan prepayments and, consequently, higher amortization of servicing costs. This was partially offset by higher 1994 servicing volume but at lower average gross servicing spreads. This additional volume was a combination of purchased servicing and originated servicing.

       The $600,000 decrease in net servicing income from 1994 to 1995 was the result of both lower average volume of loans serviced for others during 1995 compared to 1994, as the table above demonstrates, and increased amortization of capitalized servicing rights.

       During 1995 FF Bank began recognizing as an asset the fair value of originated servicing rights as discussed in Note A to FFC's consolidated financial statements, filed as an exhibit hereto. Also, see Note P, similarly referenced, for additional loan servicing information as part of mortgage banking activities.

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

       At December 31, 1995, certain mortgage-related securities and investment securities with a carrying value of approximately $6.3 million were pledged as collateral for bonds in the aggregate of $3.9 million. Additional bond issues totaling $7.1 million are supported by letters of credit issued by FF Bank in lieu of specific collateral. The bond agreements have expiration dates through 2008.

       At December 31, 1995, each of the outstanding agreements was current with regard to bond debt-service payments. Management has considered these agreements in its review of the adequacy of allowances for losses relating to contingent liabilities.

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

       Loan Delinquencies. FF Bank monitors the delinquency status of its loan portfolio on a regular basis and initiates borrower contact and additional collection procedures as necessary at an early date. Delinquencies and past due loans are, however, a normal part of the lending function. When the delinquency reaches the status of greater than 90 days, the loan is placed on a non-accrual basis until such time as the delinquency is reduced again to 90 days or less. Non-accrual loans at December 31, 1995 have been presented separately as a part of the discussion of Non-Performing Assets in Management's Discussion and Analysis, filed as an exhibit hereto. Delinquencies of 30 to 90 days are summarized as follows:

                                                                        Balance At December 31,
                                                                       ------------------------
                                                                     1995                     1994
                                                                    ------                   -----
                                                                           (In thousands)
30 - 59 Days Delinquent
-----------------------
Residential real estate loans                                       $ 7,945                  $  8,796
Manufactured housing loans                                            2,888                     2,886
Credit card loans                                                     2,555                     1,964
Commercial real estate loans                                            303                     1,079
Consumer, student and other loans                                     9,519                     7,219
                                                                    -------                  --------
                                                                    $23,210                  $ 21,944
                                                                    =======                  ========

60 - 90 Days Delinquent
-----------------------
Residential real estate loans                                       $ 1,193                  $  1,950
Manufactured housing loans                                              766                       974
Credit card loans                                                     1,315                       883
Commercial real estate loans                                            606                     1,696
Consumer, student and other loans                                     9,734                     5,835
                                                                    -------                  --------
                                                                    $13,614                  $ 11,338
                                                                    =======                  ========

Total 30 - 90 Day Delinquent Loans
----------------------------------
Residential real estate loans                                       $ 9,138                  $ 10,746
Manufactured housing loans                                            3,654                     3,860
Credit card loans                                                     3,870                     2,847
Commercial real estate loans                                            909                     2,775
Consumer, student and other loans                                    19,253                    13,054
                                                                    -------                  --------
                                                                    $36,824                  $ 33,282
                                                                    =======                  ========


       At December 31, 1995, the 30-90 day delinquencies increased approximately $3.5 million to $36.8 million from $33.3 million at year-end 1994. As a percent of total loans receivable, loan delinquencies increased from 0.96% at the end of 1994 to 1.02% at December 31, 1995.

       The most significant factor in the overall increase was the increase of $6.8 million in student loan delinquencies of 30-90 days from year-end 1994 to December 31, 1995. These loans are government guaranteed and the servicing of this portfolio is performed by a third-party under contract. Credit card loan 30-90 day delinquencies have also increased from year-end 1994 to year-end 1995 by $1.1 million. This increase is reflective of the national trend of higher delinquencies for this product as further discussed in the Non-Performing Asset section of Management's Discussion and Analysis, referred to above. Despite the increase, the delinquency levels in FF Bank's credit card portfolio are lower than national averages.

       Decreases in 30-90 day delinquencies were experienced in certain loan categories from year-end 1994 to December 31, 1995. The more significant decreases were i) a $1.9 million decrease for commercial real estate mortgage loans, ii) a $1.6 million decrease for residential mortgage loans and iii) a $500,000 decrease for commercial business loans.

       All of these delinquent loans have been considered by management in its evaluation of the adequacy of the allowances for loan losses.

       Foreclosed Properties and Real Estate Investments Held For Sale. Non-performing assets of $29.8 million and $32.3 million at December 31, 1995 and 1994, respectively, are discussed as a part of Management's Discussion and Analysis, filed as an exhibit hereto. In that discussion, it is noted that a portion of the balances of foreclosed properties and real estate investments held for sale included in the non-performing assets at December 31, 1995 and 1994 are comprised of large (having a carrying value of $1.0 million or greater) commercial real estate properties. A list of the properties referred to in that discussion is presented below.

                                                                    Carrying Value At December 31,
                                                                   -------------------------------
Property Type             Location                                   1995                    1994
-------------             --------                                 --------                 ------
                                                                             (In thousands)

Retail                    Milwaukee, Wisconsin                     $ 1,089                  $1,089
Retail                    Fort Worth, Texas                          1,000                   1,012



       The retail property in Milwaukee, Wisconsin had previously been developed and owned by a wholly-owned subsidiary of FF Bank. The subsidiary carried the property as real estate held for investment prior to foreclosure in 1994 by FF Bank. At December 31, 1994 the property was transferred to FFC and is now classified as a real estate investment held for sale. At December 31, 1995 the occupancy level was 78%. Management will continue efforts to both increase the occupancy level and sell the property during 1996. The Milwaukee property fair value is considered to approximate the carrying value.

       The second property, acquired in the FirstRock acquisition, is a retail shopping strip center which is approximately 39% leased at December 31, 1995. At that date, the fair value is considered to be the carrying value.

       Foreclosed properties are valued at the lower of cost or fair value.

       The above listed foreclosed properties, as well as all other non-performing assets, have been considered in the evaluation of the adequacy of allowances for losses. See Management's Discussion and Analysis referred to above for management's review of adequacy of allowances for losses relative to these properties.


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

       Classified assets, including non-performing assets, for FF Bank and FFC, are set forth in the following table, as of December 31, 1995 and 1994, respectively.

                                                                                      December 31,
                                                                               ------------------------
                                                                                 1995              1994
                                                                               --------          ------
                                                                                     (In thousands)

Classified assets:
   Non-performing assets:
      Non-accrual loans                                                        $ 12,246          $ 10,564
      Non-performing MBSs                                                        12,858            15,455
      Real estate held for sale by FFC                                            1,309             1,089
      Foreclosed properties and other
         repossessed assets                                                       3,379             5,216
                                                                               --------          --------
            Total Non-Performing Assets                                          29,792            32,324

   Add back valuation allowances netted against
     foreclosed properties above                                                    993             1,146
   Adjustment for non-performing residential loans
      not classified due to low loan-to-
      appraisal value                                                              (584)             (414)
   Adjustment for real estate held for sale
     not included in FFB classified assets                                       (1,309)           (1,089)
   Additional classified performing loans:
      Residential real estate                                                     1,013             1,858
      Commercial real estate                                                      5,890             8,057
      Consumer (including manufactured housing
         and credit cards)                                                          280               453
      Commercial business                                                           418               219
   Other assets                                                                                       135
                                                                               --------          --------
            Total Classified Assets                                            $ 36,493          $ 42,689
                                                                               ========          ========


         During the year ended December 31, 1995,  classified assets decreased $
6.2 million to $36.5 million from the December 31, 1994 total of $42.7 million as the net result of various 1995 events. As a percentage of total assets, classified assets decreased from 0.78% at December 31, 1994 to 0.67% at December 31, 1995.

         The non-performing asset segment of classified assets similarly decreased $2.5 million during 1995. For further discussions of such non-performing assets, see Management's Discussion and Analysis, filed as an exhibit hereto, as well as the "Foreclosed Properties" review immediately preceding this discussion of classified assets. Other significant changes in the remaining classified asset categories are discussed below.

         Performing commercial real estate loans which had been classified due to the possible adverse effects of identifiable future events decreased $2.2 million in 1995. This decrease is due to the net effect of i) the removal from classified asset status of a contractually performing loan totaling $2.6 million which had previously been classified due to cash flow problems which have been resolved, ii) principal payments received on performing loans and offset by iii) the inclusion in this category of a $500,000 group of loans purchased from another financial institution.

         Classified performing residential real estate mortgage loans also decreased from 1994 year-end by $900,000 to $1.0 million at December 31, 1995. The reduction was primarily the result of efforts involving certain borrowers with groups of loans requiring intensive monitoring and some charge-offs.

         At December 31, 1995, exclusive of non-performing assets, the major concentration of classified assets consists of the approximately $5.9 million of currently performing commercial real estate loans that have been classified due to prior delinquency and/or the potential adverse effects of possible identifiable future events or other factors. Loans in excess of $1.0 million included in this category are noted below (in thousands):

                                                                          Loan Amount Classified
                                                                    -----------------------------------
Property Type Of                     Property                       December 31,            December 31,
Loan Collateral                      Location                           1995                    1994
----------------                 ----------------                   ------------            ------------

Office/Land                      Sheboygan, Wisconsin                $ 3,596                 $ 3,633
Motels                           Various-Tennessee                        --                   2,553(a)

(a) Represented FF Bank's 20% interest in loans, aggregating $12.3 million, for which FF Bank is also the lead lender. The loans have been removed from the classification listing during 1995 based upon the receipt of certain contractual principal payments in early 1995.


    All adversely classified assets at December 31, 1995 have been considered by management in its evaluation of the adequacy of allowances for losses.


Investment Activities

    In addition to lending activities, FF Bank conducts other investment activities on an ongoing basis in order to diversify assets, obtain maximum yield and meet levels of liquid assets required by regulatory authorities. Investment decisions are made by authorized officers in accordance with policies established by the Board of Directors. In addition to satisfying regulatory liquidity requirements, investments are used as part of FF Bank's asset and liability program to minimize FF Bank's vulnerability to changing interest rates. At December 31, 1995, 71.6% of FF Bank's investments mature or reprice within one year or less.

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

    Debt securities not classified as held to maturity are classified as available for sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses (net of income tax effect), which are believed to be other than permanent, reported as a separate component of stockholders' equity.

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

    The following table sets forth the maturity/repricing characteristics of FF Bank's investment securities at December 31, 1995 and the weighted average yields of such securities.

                                                         After One, But       After Five, But
                                    Within One Year     Within Five Years     Within 10 Years      After 10 Years
                                   -----------------    ------------------   -----------------    ---------------
                                            Weighted             Weighted             Weighted             Weighted
                                             Average              Average              Average              Average
                                   Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                                   ------    ------    -------   --------   -------   --------   --------  --------
                                                                 (Dollars in thousands)

U.S. Government and agency
    obligations.................. $ 78,121    5.01%    $67,833      5.84%    $  242     7.02%     $   --       --%
Interest-earning deposits
    in banks.....................   13,801    5.26
Federal funds sold...............   34,929    4.86
Corporate and bank notes
    receivable...................    4,303    5.39       1,615      6.81
State and municipal
    obligations..................                          718      5.85        330     8.00
Adjustable-rate mortgage
    mutual fund..................   47,263    6.06
                                  --------             -------               ------               -----

    Total........................ $178,417    5.29%    $70,166      5.86%    $  572     7.59%     $   --       --%
                                  ========             =======               ======               ======


       At December 31, 1995, FF Bank had no investments in any issuer in excess of 10% of net worth.

       The following table sets forth the aggregate amortized cost and estimated fair value of investment securities at the dates indicated.


                                                                                 December 31,
                                                                   ------------------------------------
                                                                     1995            1994           1993
                                                                   --------        --------       ------
                                                                                (In thousands)

U.S. Government and agency obligations..........................   $145,331        $107,250       $161,494
Adjustable-rate mortgage mutual fund............................     47,905          47,227         77,532
Interest-earning deposits.......................................     13,801           1,024         40,838
Federal funds sold..............................................     34,929          23,890         21,873
Corporate and bank notes
    (investment grade)..........................................      5,856          38,952         50,807
State and municipal obligations.................................      1,048           4,433          4,453
Certificates of deposit.........................................         --             504             --
Real estate investment trust....................................         --           2,371          2,243
                                                                   --------        --------       --------

    Total amortized cost........................................   $248,870        $225,651       $359,240
                                                                   ========        ========       ========

    Total estimated fair value..................................   $248,792        $218,307       $360,684
                                                                   ========        ========       ========

Sources of Funds

       General. Deposit accounts, sales of loans in the secondary market and loan repayments are the primary sources of funds for use in lending and for other general business purposes. In addition, FF Bank derives funds from maturity of investments, advances from the FHL Bank and other borrowings. Repayments of loans and mortgage-related securities are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market and economic conditions. Borrowings may be used on a short-term basis to compensate for reduction in normal sources of funds, such as deposit inflows, at less than projected levels. They may also be used on a longer-term basis to support expanded lending and investment activities. FF Bank has not generally solicited deposits outside the market area served by its offices or used brokers to obtain deposits and has no brokered deposits at December 31, 1995.

       Deposit Activities. FF Bank offers a variety of deposits having a wide range of interest rates and terms.

       The following table presents, by various interest-rate intervals, FF Bank's long-term (one year and over) certificates as of the date indicated.

                                                                               December 31,
                                                              ------------------------------------------
    Interest Rate                                               1995              1994              1993
    -------------                                             --------          --------          ------
                                                                             (In thousands)

3.50 -  4.00%...........................................     $       --       $  157,220        $  237,407
4.01 -  6.00%...........................................      1,672,639        1,979,280         1,507,747
6.01 -  8.00%...........................................        568,953          186,950           287,107
8.01 - 10.00%...........................................          4,977          125,603           246,888
                                                             ----------       ----------        ----------
                                                             $2,246,569       $2,449,053        $2,279,149
                                                             ==========       ==========        ==========

    The following table presents, by various similar interest-rate intervals, the amounts of long-term (one year and over) time deposits at December 31, 1995 maturing during the period indicated.

                                                                      Interest Rates
                                            --------------------------------------------------------------
                                            4.01-6.00%          6.01-8.00%       8.01-10.00%         Total
                                            ----------          ----------       -----------         -----
                                                                         (In thousands)
Certificate accounts
  maturing in the twelve
  months ending:

December 31, 1996...........................$1,058,826          $157,995         $  1,717         $1,218,538

December 31, 1997...........................   406,279           240,238              133            646,650

December 31, 1998...........................   147,552            53,389              323            201,264

After December 31, 1998.....................    59,982           117,331            2,804            180,117
                                            ----------          --------         --------         ----------
                                            $1,672,639          $568,953          $  4,977         $2,246,569
                                            ==========          ========          ========         ==========


       The following table presents the maturities of FF Bank's certificates in amounts of $100,000 or more at December 31, 1995 by time remaining to maturity.


                                                                                       December 31,
Maturities                                                                                 1995
----------                                                                           --------------
                                                                                      (In thousands)
January 1, 1996 through March 31, 1996..............................................     $ 72,790

April 1, 1996 through June 30, 1996.................................................       34,745

July 1, 1996 through December 31, 1996..............................................       41,598

January 1, 1997 and after...........................................................       65,810
                                                                                         --------
                                                                                         $214,943
                                                                                         ========

       FF Bank's deposit base at December 31, 1995 included $2.945 billion of certificates of deposit with a weighted average rate of 5.72%. Of these certificates of deposit, $1.917 billion with a weighted average rate of 5.63% will mature during the 12 months ending December 31, 1996. FF Bank will seek to retain these deposits to the extent consistent with its long-term objective of maintaining positive interest rate spreads. Depending upon interest rates existing at the time such certificates mature, FF Bank's cost of funds may be significantly affected by the rollover of these funds.

       Other Sources of Funds. The following table sets forth certain information as to FFC's advances and other borrowings at the dates and for the periods indicated. See Note J to FFC's consolidated financial statements, incorporated herein by reference.

                                                                                  December 31,
                                                                  ------------------------------------------
                                                                    1995              1994              1993
                                                                  --------          --------          ------
                                                                                (In thousands)

Short-term borrowings..........................................   $ 25,972          $ 13,127          $     --
FHL Bank advances..............................................    475,368           622,209           372,381
Subordinated notes.............................................     54,925            54,977            54,997
Industrial development revenue bonds...........................      6,219             6,315             6,410
Collateralized mortgage obligations............................      8,024            11,818            22,009
                                                                  --------          --------          --------

       Total borrowings........................................   $570,508          $708,446          $455,797
                                                                  ========          ========          ========

Weighted average interest cost of total
    borrowings during the year.................................      6.45%             5.58%             5.71%

Average month-end balance of short-term
    borrowings.................................................   $ 59,092          $ 14,006          $    --

Weighted average interest rate of short-term
    borrowings during the year.................................      5.91%             6.02%               --%

Weighted average interest rate of short-term
    borrowings at end of year..................................      5.89%             5.76%               --%



Service Corporations and Operating/Finance Subsidiaries

       FF Bank has i) five active, wholly-owned service corporations, ii) an operating subsidiary, and iii) two limited-purpose finance subsidiaries. The net book value of FF Bank's aggregate investment in active service corporations at December 31, 1995 was as follows (in thousands):



Wisconsin Insurance Management, Inc.....................................        $1,169
Appraisal Services, Inc.................................................           150
First Service Corporation of Wisconsin..................................             4
Illini Service Corporation..............................................            --
Mortgage Finance Corporation............................................            --
                                                                                ------

    Total...............................................................        $1,323
                                                                                ======


       Wisconsin Insurance Management, Inc. ("WIM") is a full-service, independent insurance agency. This subsidiary offers a broad range of insurance products, including hazard, mortgage, life and disability policies, to FF Bank's customers, as well as a full line of commercial and personal coverages to the general public. Brokerage services are also provided through this subsidiary. WIM had net income of $1.7 million, $1.6 million and $1.3 million for 1995, 1994 and 1993, respectively.

       Appraisal Services, Inc. performs real estate appraisals for FF Bank's loan customers, governmental agencies and the general public. Insurance valuations and ad valorem tax services for outside sources are also performed. Appraisal Services, Inc. had net income of $121,000, $69,000 and $111,000 for 1995, 1994 and 1993, respectively.

       First Service Corporation of Wisconsin ("FSC") previously engaged in the management and sale of commercial real estate and apartments for FF Bank and others, as well as acting as general partner for several real estate partnerships. In 1993, FSC's activities were sharply cut back and its principal assets were transferred to FF Bank. This subsidiary had a net loss of $207,000 for 1993. FSC's remaining function is to serve as general partner for a real estate partnership.

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

       First Financial Investments, Inc. ("FFII") is an operating subsidiary of FF Bank and was incorporated in 1991. FFII, which is located in the state of Nevada, was formed for the purpose of managing a portion of FF Bank's investment portfolio (primarily mortgage-related securities purchased subsequent to the recent Illinois-area acquisitions) having primarily long-term maturities. As an operating subsidiary, FFII's results of operations are combined with FF Bank's for financial and regulatory reporting purposes.

       UFS Capital Corporation ("UFSCC") and FFS Funding Corp., Inc. ("FFS"), which were acquired in conjunction with the United and FirstRock acquisitions, respectively, are limited-purpose finance subsidiaries of FF Bank and function as issuers of certain collateralized mortgage obligation bonds. As finance subsidiaries, UFSCC's and FFS's results of operations are combined with FF Bank's for financial and regulatory reporting purposes.


Employees of FFC

       At December 31, 1995, FFC and its subsidiaries employed 1,377 full-time employees and 404 part-time employees. FFC promotes equal employment opportunity and considers its employee relations to be good. FFC's employees are not represented by any collective bargaining group.

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

Executive Officers

       The following table sets forth information regarding each of the executive officers of FFC and FF Bank:


                                 Age At
Executive                      December 31,           Business Experience
Officer                           1995                During Past Five Years
---------------               -------------           --------------------------

John C. Seramur                    53                 Mr. Seramur joined FF Bank in 1966 and serves
                                                      as Director, President, Chief Executive Officer
                                                      and Chief Operating Officer of FFC and FF
                                                      Bank.

Robert M. Salinger                 45                 Mr. Salinger joined FFC as Corporate Secretary
                                                      and General Counsel in 1985.  He also serves as
                                                      an Executive Vice President of FF Bank.  In
                                                      1984, he had served as General Counsel and
                                                      Corporate Secretary for an institution acquired by
                                                      FFC.  Prior to 1984, he was a partner in the law
                                                      firm of Petrie & Stocking, S.C., and associated
                                                      with the law firm of Whyte, Hirschboeck &
                                                      Dudek, S.C.

Thomas H. Neuschaefer              49                 Mr. Neuschaefer joined FF Bank in 1988 and
                                                      serves as Vice President, Treasurer and Chief
                                                      Financial Officer of FFC.  He also serves as
                                                      Executive Vice President-Finance of FF Bank.
                                                      From 1978 to 1988, he served as Chief Financial
                                                      Officer of National.  Prior to 1978, he was
                                                      associated with the national accounting firm of
                                                      Ernst & Young LLP.

Donald E. Peters                   46                 Mr. Peters joined FF Bank in 1982 and serves as
                                                      Executive Vice President - Retail Banking of FF
                                                      Bank.  Prior to 1982, he was an officer of
                                                      another thrift institution.

Harry K. Hammerling                45                 Mr. Hammerling joined FF Bank in 1984 and
                                                      serves as Executive Vice President -
                                                      Administration and Servicing for FF Bank.
                                                      From 1972 to 1984, he served as an officer of
                                                      First State.

Kenneth F. Csinicsek               56                 Mr. Csinicsek joined FF Bank in 1987 and serves
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

                                   REGULATION


         FFC, as a savings and loan holding company, and FF Bank, as a federally chartered savings bank, are subject to regulation, supervision and examination by the OTS as their primary federal regulator. FF Bank also is subject to regulation, supervision and examination by the FDIC and as to certain matters by the Federal Reserve Board. See "Management's Discussion and Analysis" and "Notes to Consolidated Financial Statements" as to the impact of certain laws, rules and regulations on the operations of FFC and FF Bank. Set forth below is a description of certain recent regulatory developments.

         During 1995, the OTS, along with the other federal banking agencies, adopted safety and soundness guidelines relating to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth and (vi) compensation and benefit standards for officers, directors, employees and principal shareholders. Such guidelines set out standards that the agencies will use to identify and address problems at institutions before capital becomes impaired. Pursuant to such guidelines FF Bank is required to establish and maintain a system to identify problem assets and prevent deterioration of those assets in a manner commensurate with its size and the nature and scope of its operations. FF Bank also must establish and maintain a system to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves in a manner commensurate with its size and the nature and scope of its operations.

         If FF Bank does not meet one or more of the safety and soundness standards set forth in the guidelines, it is required to file a compliance plan with the OTS. In the event that FF Bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan within the time allowed by the OTS, FF Bank would be required to correct the deficiency and the OTS would be authorized to: (i) restrict FF Bank's asset growth; (ii) require FF Bank to increase its ratio of tangible equity to assets;
(iii) restrict the rates of interest that FF Bank may pay; or (iv) take any other action that would better carry out the purpose of the corrective action. FF Bank believes it currently is in compliance with the safety and soundness standards set forth by the OTS.

         During 1995, in accordance with changes mandated by the Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"), the OTS and the other federal banking agencies proposed certain amendments to the regulations implementing the Depository Institutions Management Interlocks Act (the "Interlocks Act"), which restricts management interlocks in order to foster competition between unaffiliated institutions. The proposed amendments would narrow the circumstances under which an exception to the prohibitions of the Interlocks Act could be granted by agency order and would clarify certain language as used within the regulations. Management officials at FFC and FF Bank are in full compliance with the Interlocks Act.

         The Community Development Act, also requires that each banking agency implement a comprehensive review of its regulations to eliminate duplicative, unduly burdensome and unnecessary regulations. During 1995 the OTS announced that it will review each of its regulations to determine if: (i) the regulations are current; (ii) the regulation could be eliminated without endangering safety and soundness, diminishing consumer protection or violating statutory requirements; (iii) the regulation's subject matter is more suited for a policy statement or handbook guidance; (iv) the regulation is consistent with the regulation of the other federal banking agencies; and (v) the regulation is easily understood. Based upon the first part of this review, the OTS formally deleted eight percent of its regulations including outdated, duplicative and otherwise unnecessary regulations.

         The OTS also recently issued a notice of proposed rulemaking concerning a comprehensive revision to its regulations and policy statements concerning lending and investments. Under the proposal certain loan documentation requirements will be replaced by general safety and soundness standards, commercial loans made by a service corporation will be exempted from an institution's overall 10% limit on commercial loans, an institution will be able to use its own cost-of-funds index in structuring adjustable rate mortgages, and the 35% of assets limitation on credit card lending will be eliminated. The OTS has announced that it expects to issue proposals that will reduce the burdens imposed by its regulations governing, among other things, subsidiaries, corporate governance and preemption. Similarly, the FDIC has issued a notice of opportunity for comment with respect to its review of all of its regulations and written policies.

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

      To the extent that FF Bank makes distributions to its stockholders that are considered withdrawals from that excess bad debt reserve, the amounts withdrawn will be included in FF Bank's taxable income. The amount considered to be withdrawn by such a distribution will be the amount of the distribution, plus the amount necessary to pay the tax with respect to the withdrawal. Dividends paid out of FF Bank's current or accumulated earnings and profits as calculated for federal income tax purposes, however, will not be considered to result in withdrawals from their bad debt reserves. Distributions in excess of FF Bank's current and accumulated earnings and profits, distributions in redemptions of stock, and distributions in partial or complete liquidation of FF Bank will be considered to result in withdrawals from the Bank's bad debt reserves. At December 31, 1995, FF Bank had $79.2 million in accumulated federal income tax bad debt reserves that would not be available for distribution to FFC without the imposition of additional tax.

      Depending on the composition of its items of income and expense, a savings institution may be subject to the alternative minimum tax ("AMT") to the extent the AMT exceeds the regular tax liability. AMT is calculated by multiplying alternative minimum taxable income ("AMTI") by 20%. AMTI equals regular taxable income increased by certain tax preferences, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method, and 75% of the excess of adjusted current earnings ("ACE") over AMTI. ACE is defined as AMTI adjusted for certain items such as accelerated tax depreciation, tax exempt interest, the dividends received deduction, and other tax preferences. Only 90% of AMTI may be reduced by net operating loss carryovers and most alternative minimum tax paid may be used as a credit against regular tax paid in future years.

State

      FFC and FF Bank are headquartered in Wisconsin and have significant operations in Illinois. The State of Wisconsin imposes a corporate franchise tax measured by the separate Wisconsin taxable income of each of the members. The State of Illinois imposes a corporate income tax based on the apportionment of Illinois taxable income by the entire group to their Illinois activities. The current corporate tax rates imposed by Wisconsin and Illinois are 7.9% and 7.3%, respectively. FF Bank also has an operating subsidiary (FFII) located in Nevada which manages a portion of FF Bank's investment portfolio. The income of FFII is only subject to taxation in Nevada which currently does not impose a corporate income or franchise tax other than a nominal registration fee.

Examinations

      The Internal Revenue Service has examined the consolidated federal income tax returns of FFC and FF Bank through 1991. The separate Wisconsin state income tax returns of the members of the group have been examined by the Wisconsin Department of Revenue through 1990. The Illinois Department of Revenue is currently engaged in an examination of the years 1991, 1992 and 1993.

ITEM 2.   PROPERTIES

      At December 31, 1995, FF Bank operated through 129 full-service savings bank branch offices, one loan origination limited office and one insurance agency office, located in Wisconsin and Illinois. The aggregate net book value at December 31, 1995 of the properties owned or leased, including headquarters, properties and leasehold improvements at the leased offices, was $42.4 million. The leases expire between 1996 and 2021. See Note H to FFC's consolidated financial statements, filed as an exhibit hereto, for information regarding FF Bank's premises and equipment. Management believes that all of these properties are in good condition. The following tables set forth the location of FFC's banking and other offices.


Wisconsin

      Address                                               City
----------------------                              -----------------------
609 East Spruce Street                              Abbotsford, Wisconsin
103 West Cleveland                                  Arcadia, Wisconsin
926 West College Avenue                             Appleton, Wisconsin
221 Fourth Avenue West                              Ashland, Wisconsin
117 South Broad Street                              Bayfield, Wisconsin
201 Park Avenue                                     Beaver Dam, Wisconsin
203 Main Street                                     Black River Falls, Wisconsin




----------
(a) Leased

        Address                                               City
-----------------------                              -----------------------
1 North Moorland Road                                Brookfield, Wisconsin (a)
197 West Chestnut Street                             Burlington, Wisconsin
709 East Geneva Street                               Delavan, Wisconsin
308 Third Avenue West                                Durand, Wisconsin
3292 Main Street                                     East Troy, Wisconsin (a)
130 South Barstow Commons                            Eau Claire, Wisconsin
806 South Hastings Way                               Eau Claire, Wisconsin
23 South Washington                                  Elkhorn, Wisconsin
One North Madison Street                             Evansville, Wisconsin
211 North Highland Drive                             Fredonia, Wisconsin
1930 Wisconsin Avenue                                Grafton, Wisconsin (a)
1482 West Mason Street                               Green Bay, Wisconsin
2235 Main Street                                     Green Bay, Wisconsin
5651 Broad Street                                    Greendale, Wisconsin
4981 South 76th Street                               Greenfield, Wisconsin
10 Main Street                                       Hayward, Wisconsin
Holmen Square                                        Holmen, Wisconsin
117 Second Avenue North                              Hurley, Wisconsin (a)
420 South Main Street                                Iron River, Wisconsin
2525 Milton Avenue                                   Janesville, Wisconsin (a)
620 Main Street                                      LaCrosse, Wisconsin
300 East Lake Street                                 Lake Mills, Wisconsin
205 North Eighth Street                              Manitowoc, Wisconsin
630 South Central Avenue                             Marshfield, Wisconsin (a)
705 North Center Avenue                              Merrill, Wisconsin
200 East Wisconsin Avenue                            Milwaukee, Wisconsin (a)
829 West Mitchell Street                             Milwaukee, Wisconsin
3027 West Lincoln Avenue                             Milwaukee, Wisconsin
3432 South 27th Street                               Milwaukee, Wisconsin (a)
5350 West Fond du Lac Avenue                         Milwaukee, Wisconsin
5900 West North Avenue                               Milwaukee, Wisconsin
7900 West Brown Deer Road                            Milwaukee, Wisconsin
Highways 51 & 70 West                                Minocqua, Wisconsin (a)
600 East Main Street                                 Mondovi, Wisconsin
306 North Rochester Street                           Mukwonago, Wisconsin
600 Hewett Street                                    Neillsville, Wisconsin
15665 West National Avenue                           New Berlin, Wisconsin
1093 Summit Avenue                                   Oconomowoc, Wisconsin (a)
1101 Main Street                                     Onalaska, Wisconsin
429 North Sawyer Street                              Oshkosh, Wisconsin



----------
(a) Leased

      Address                                            City
-----------------------                          ---------------------------
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



----------
(a) Leased
*   Insurance Agency Office

Illinois

       Address                                             City
------------------------                             --------------------
104 Southeast 3rd Avenue                             Aledo, Illinois
104 Homer Adams Parkway                              Alton, Illinois
301 West Galena Boulevard                            Aurora, Illinois
100 East Washington                                  Belleville, Illinois
6902 West Main                                       Belleville, Illinois (a)
1007 North Fourth Street                             Chillicothe, Illinois
238 North Main                                       Columbia, Illinois
305 East Locust                                      DeKalb, Illinois (a)
1325 Sycamore Road                                   DeKalb, Illinois (a)
12200 North Route 88                                 Dunlap, Illinois (a)
300 East Washington Street                           East Peoria, Illinois
326 Missouri Avenue                                  East St. Louis, Illinois
101 East Evergreen                                   Elmwood, Illinois
6550 North Illinois                                  Fairview Heights, Illinois
10280 Lincoln Trail                                  Fairview Heights, Illinois
16 East Fort Street                                  Farmington, Illinois (a)
50 East Main Street                                  Galesburg, Illinois
1865 North Henderson                                 Galesburg, Illinois
#1 Junction Drive West                               Glen Carbon, Illinois
318 West College                                     Greenville, Illinois
1035 Broadway                                        Hamilton, Illinois
333 West Main                                        Havana, Illinois
313 Fifth Street                                     Lacon, Illinois
143 South Main Street                                Lewistown, Illinois
622 Machesney Road                                   Machesney Park, Illinois
217 West Washington                                  Millstadt, Illinois
119 West 5th Street                                  Minonk, Illinois
122 West Boston Avenue                               Monmouth, Illinois
21 Boulder Hill Pass                                 Montgomery, Illinois (a)
1645 State Highway 121                               Mount Zion, Illinois
300 South 4th Street                                 Pekin, Illinois
3500 Court Street                                    Pekin, Illinois (a)
103 West Forrest Hill                                Peoria, Illinois
111 North Jefferson Avenue                           Peoria, Illinois
201B Northwoods Mall                                 Peoria, Illinois (a)
700 Main Street                                      Peoria, Illinois (a)
2515 West Lake Avenue                                Peoria, Illinois
3222 West Harmon Highway                             Peoria, Illinois
4125 North Sheridan Road                             Peoria, Illinois (a)
4600 Brandywine Drive                                Peoria, Illinois
7620 North University                                Peoria, Illinois (a)
525 West Washington Street                           Pittsfield, Illinois


----------
(a) Leased

      Address                                               City
--------------------                                  ----------------------
116 East Main Street                                  Princeville, Illinois
706 Maine Street                                      Quincy, Illinois (a)
24th and Broadway                                     Quincy, Illinois
416 West Front Street                                 Roanoke, Illinois
308 Eagle Drive                                       Rochelle, Illinois (a)
612 North Main Street                                 Rockford, Illinois (a)
1601 North Alpine Road                                Rockford, Illinois
4400 Center Terrace                                   Rockford, Illinois
3333 North Rockton Avenue                             Rockford, Illinois
116 South Congress                                    Rushville, Illinois
2659 Farragut Drive**                                 Springfield, Illinois (a)
1881 Washington Road                                  Washington, Illinois
200 South Market                                      Waterloo, Illinois


----------
(a) Leased
**  Loan Origination Office


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The information required by this item is incorporated herein by reference from Management's Discussion and Analysis filed at Exhibit 13(b) hereto. FFC's Board of Directors has discretion to declare and pay dividends on FFC's common stock from time to time under Wisconsin law, unless such payment would render FFC insolvent. Also, see Exhibit 10(k), "Form of Indenture", for further limitations on payment of dividends on FFC's common stock.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       "Management's Discussion and Analysis of Financial Condition and Results of Operations" is filed at Exhibit 13(b) hereto.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       FFC's consolidated financial statements are filed at Exhibit 13(a) hereto. Quarterly financial information is included as a part of "Management's Discussion and Analysis of Financial Condition and Results of Operations" filed at Exhibit 13(b) hereto. Schedule II, filed as an exhibit hereto, includes the required schedule for "Guarantees of Securities of Other Issuers".


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information required by this item regarding directors is incorporated by reference from pages 5 to 9 and 16 of the proxy statement for FFC's 1996 annual meeting of shareholders, filed with the Securities and Exchange Commission on March 12, 1996. Information required by this item regarding executive officers is included herein at page 28 and regarding directors at pages 5 - 7 of the proxy statement.


ITEM 11.  EXECUTIVE COMPENSATION

       The information regarding executive compensation required by this item is incorporated herein by reference from pages 9 - 15 of the proxy statement for FFC's 1996 annual meeting of shareholders, filed with the Securities and Exchange Commission on March 12, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item is incorporated herein by reference from pages 3 - 4 of the proxy statement for FFC's 1996 annual meeting of shareholders, filed with the Securities and Exchange Commission on March 12, 1996.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated herein by reference from page 17 of the proxy statement for FFC's 1996 annual meeting of shareholders, filed with the Securities and Exchange Commission on March 12, 1996.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)(1) The following consolidated financial statements of the Registrant and its subsidiaries for the year ended December 31, 1995, including the related notes and the report of the independent auditors are incorporated herein by reference from Exhibit 13(a) of this Report.

       Report of Independent Auditors

       Consolidated Balance Sheets - December 31, 1995 and 1994.

       Consolidated Statements of Income - Years ended December 31, 1995, 1994 and 1993.

       Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1995, 1994 and 1993.

       Consolidated Statements of Cash Flows - Years Ended December 31, 1995, 1994 and 1993.

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

       10(g) Form of Supplemental Executive Retirement Plan dated August 1, 1989, and amended on November 1, 1991 (incorporated herein by reference from Annual Report on Form 10-K for 1991 filed on March 27, 1992).

       10(h) Employment Agreement between Registrant and Donald E. Peters dated August 16, 1989 and amended August 19, 1992. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(i) Employment Agreement between Registrant and Harry K. Hammerling dated

                August 16, 1989 and amended August 19, 1992. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(j) Acquisition Agreement among Westinghouse Financial Services, Inc., Westinghouse Savings Corporation and FF Bank dated September 14, 1992 (incorporated herein by reference to the Current Report filed by the Registrant on Form 8-K on September 29, 1992).

       10(k)    Form of  Indenture  between  the  Registrant  and  Norwest  Bank
                Wisconsin, N.A. as trustee relative to issuance of 8.0% Subordinated Notes due November 1, 1999 (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 [Registration No. 33-52638] on October 9, 1992).

       10(l)    Directors'    Retirement   Plan   dated   November   18,   1992.
                (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(m) Consulting Agreement between Registrant and Robert S. Gaiswinkler dated January 1, 1993. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(n) Agreement and Plan of Merger by and among NorthLand Bank of Wisconsin, SSB, First Financial Corporation and FF Bank dated October 13, 1993 (incorporated herein by reference to Exhibit 2 to the Registrant's Registration Statement on Form S-4 [Registration No. 33-51487] filed on December 16, 1993.)

       10(o) Deferred Compensation Plan and Trust, dated January 1, 1988 and amended January 1, 1993. (Incorporated herein by reference from Annual Report on Form 10-K for 1993 filed on March 29, 1994.)

       10(p) Agreement and Plan of Reorganization among First Financial Corporation, First Financial Acquisition Company, and FirstRock Bancorp, Inc. dated October 26, 1994 and amended December 5, 1994 (incorporated herein by reference to Exhibits 2.1 and 2.2 to the Registrant's Registration Statement on Form S-4 [Registration No. 33-56823] filed on December 12, 1994).

       10(q)    Employment   Agreement   between   Registrant   and   Thomas  H.
                Neuschaefer dated June 14, 1994. (Incorporated herein by reference from Annual Report on Form 10-K for 1994 filed on March 28, 1995.)

       10(r) Employment Agreement between Registrant and Kenneth F. Csinicsek dated June 14, 1994. (Incorporated herein by reference from Annual Report on Form 10-K for 1994 filed on March 28, 1995.)

       10(s)    Promissory  Note  relating  to   Registrant's   commercial  bank
                line-of-credit agreement dated April 30, 1995.

       10(t) First Financial Corporation Stock Option Plan III dated April 24, 1991 and restated August 16, 1995.

       10(u) First Federal Savings Bank of Rockford, Illinois Employee Stock Ownership Plan and Trust, amended February 28, 1995 to reflect
                a) adoption by FF Bank as successor plan sponsor and b) related amendments thereto.

       11       Computation of Earnings Per Share

       13(a)    Consolidated Financial Statements

       13(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

       22       Subsidiaries of the Registrant

       24 Consent of Ernst & Young LLP for Registration Statement No. 2-90005 as filed with the Securities and Exchange Commission ("SEC") on March 16, 1984, Registration Statement No. 33-17304 as filed with the SEC on September 17, 1987, Post-Effective Amendment No. 5 to Form S-1 on Form S-8 [Registration No. 33-16948] as filed with the SEC on May 12, 1988, Registration Statement No. 33-36295 as filed with the SEC on August 9, 1990, Registration Statement No. 33-69856 as filed with the SEC on October 1, 1993, Registration Statement No. 33-51487 filed with the SEC on January 13, 1994 and Registration Statement No. 33-55823 filed with the SEC on January 27, 1995.

       27       Financial Data Schedule

       (b)      Reports on Form 8-K.

                None.

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

                                         FIRST FINANCIAL CORPORATION


                                         By:        /s/ John C. Seramur
                                             ----------------------------------
                                                        John C. Seramur
                                                        President
                                                        Chief Executive Officer


                                         Date: March 20, 1996


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:       /s/ John C. Seramur          By:       /s/ Thomas H. Neuschaefer
       ------------------------------         ----------------------------
              John C. Seramur                 Thomas H. Neuschaefer
              President                       Vice President, Treasurer and
              Chief Executive Officer         Chief Financial Officer
              Director                        Date: March 20, 1996
              Date: March 20, 1996


                                       By:      /s/ Robert S. Gaiswinkler
                                              ----------------------------
                                              Robert S. Gaiswinkler
                                              Chairman of the Board
                                              Director
                                              Date: March 20, 1996


By:       /s/ Gordon M. Haferbecker    By:       /s/ James O. Heinecke
       ------------------------------         ------------------------
              Gordon M. Haferbecker                  James O. Heinecke
              Director                               Director
              Date: March 20, 1996                   Date: March 20, 1996

By:      /s/ Robert T. Kehr             By:       /s/ Paul C. Kehrer
       -------------------------------        ---------------------
             Robert T. Kehr                           Paul C. Kehrer
             Director                                 Director
             Date: March 20, 1996                     Date: March 20, 1996


By:       /s/ Robert P. Konopacky       By:       /s/ Dr. George R. Leach
       --------------------------------       --------------------------
              Robert P. Konopacky                     Dr. George R. Leach
              Director                                Director
              Date: March 20, 1996                    Date: March 20, 1996


By:       /s/ Ignatius H. Robers        By:       /s/ John H. Sproule
       --------------------------------       ----------------------
              Ignatius H. Robers                      John H. Sproule
              Director                                Director
              Date: March 20, 1996                    Date: March 20, 1996


By:       /s/ Ralph R. Staven           By:      /s/ Norman L. Wanta
       --------------------------------       ---------------------
              Ralph R. Staven                        Norman L. Wanta
              Director                               Director
              Date: March 20, 1996                   Date: March 20, 1996


By:       /s/ Arlyn G. West
       --------------------------------
              Arlyn G. West
              Director
              Date: March 20, 1996

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

       10(g) Form of Supplemental Executive Retirement Plan dated August 1, 1989, and amended on November 1, 1991 (incorporated herein by reference from Annual Report on Form 10-K for 1991 filed on March 27, 1992).

       10(h) Employment Agreement between Registrant and Donald E. Peters dated August 16, 1989 and amended August 19, 1992. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(i) Employment Agreement between Registrant and Harry K. Hammerling dated August 16, 1989 and amended August 19, 1992. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(j) Acquisition Agreement among Westinghouse Financial Services, Inc., Westinghouse Savings Corporation and FF Bank dated September 14, 1992 (incorporated herein by reference to the Current Report filed by the Registrant on Form 8-K on September 29, 1992).

       10(k)    Form of  Indenture  between  the  Registrant  and  Norwest  Bank
                Wisconsin, N.A. as trustee relative to issuance of 8.0% Subordinated Notes due November 1, 1999 (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 [Registration No. 33-52638] on October 9, 1992).

       10(l)    Directors'    Retirement   Plan   dated   November   18,   1992.
                (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(m) Consulting Agreement between Registrant and Robert S. Gaiswinkler dated January 1, 1993. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(n) Agreement and Plan of Merger by and among NorthLand Bank of Wisconsin, SSB, First Financial Corporation and FF Bank dated October 13, 1993 (incorporated herein by reference to Exhibit 2 to the Registrant's Registration Statement on Form S-4 [Registration No. 33-51487] filed on December 16, 1993.)

       10(o) Deferred Compensation Plan and Trust, dated January 1, 1988 and amended January 1, 1993. (Incorporated herein by reference from Annual Report on Form 10-K for 1993 filed on March 29, 1994.)

       10(p) Agreement and Plan of Reorganization among First Financial Corporation, First Financial Acquisition Company, and FirstRock Bancorp, Inc. dated October 26, 1994 and amended December 5, 1994 (incorporated herein by reference to Exhibits 2.1 and 2.2 to the Registrant's Registration Statement on Form S-4 [Registration No. 33-56823] filed on December 12, 1994).

       10(q)    Employment   Agreement   between   Registrant   and   Thomas  H.
                Neuschaefer dated June 14, 1994. (Incorporated herein by reference from Annual Report on Form 10-K for 1994 filed on March 28, 1995.)

       10(r) Employment Agreement between Registrant and Kenneth F. Csinicsek dated June 14, 1994. (Incorporated herein by reference from Annual Report on Form 10-K for 1994 filed on March 28, 1995.)

       10(s)    Promissory  Note  relating  to   Registrant's   commercial  bank
                line-of-credit agreement dated April 30, 1995.

       10(t) First Financial Corporation Stock Option Plan III dated April 24, 1991 and restated August 16, 1995.

       10(u) First Federal Savings Bank of Rockford, Illinois Employee Stock Ownership Plan and Trust, amended February 28, 1995 to reflect
                a) adoption by FF Bank as successor plan sponsor and b) related amendments thereto.

       11       Computation of Earnings Per Share

       13(a)    Consolidated Financial Statements

       13(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

       22       Subsidiaries of the Registrant

       24 Consent of Ernst & Young LLP for Registration Statement No. 2-90005 as filed with the SEC on March 16, 1984, Registration Statement No. 33-17304 as filed with the SEC on September 17, 1987, Post-Effective Amendment No. 5 to Form S-1 on Form S-8 [Registration No. 33-16948] as filed with the SEC on May 12, 1988, Registration Statement No. 33-36295 as filed with the SEC on August 9, 1990, Registration Statement No. 33-69856 as filed with the SEC on October 1, 1993, Registration Statement No. 33-51487 filed with the SEC on January 13, 1994 and Registration Statement No. 33-55823 filed with the SEC on January 27, 1995.

       27       Financial Data Schedule

             SCHEDULE II - GUARANTEES OF SECURITIES OF OTHER ISSUERS




                                        SCHEDULE II - GUARANTEES OF SECURITIES OF OTHER ISSUERS
                                                       FIRST FINANCIAL CORPORATION
                                                            DECEMBER 31, 1995


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

Industrial Development Revenue Bonds:

City of Greenfield, WI       $3,185,000 Industrial
Edgewood Plaza Joint          Development Revenue
Venture                       Refunding Bonds,
                              Series 1992             $ 2,580,000      None         None         P&I            None

City of Maplewood, MN        $4,525,000 Variable
Angeles Partners 16, A        Rate Demand Multi-
California Limited            family Housing Revenue
Partnership                   Refunding Bonds,
                              Series 1993               4,525,000      None         None         P&I            None

City of Maple Grove, MN
Maple Investments, a         $2,300,000 Industrial
Minnesota General Part-       Revenue Bonds, Series
nership                       1986                      2,000,000      None         None         P&I            None

Housing Authority For        $7,000,000 Convertible
The City of Waukesha,         Variable Rate Demand
WI, Caroline Apart-           Multifamily Housing
ments Limited Part-           Revenue Bonds,
nership                       Series A                  1,890,000(1)   None         None         P&I            None

   TOTAL                                              $10,995,000


P&I = Principal and Interest Payments on Securities Guaranteed.

(1)  Refinanced on February 5, 1996 without the guarantee of FF Bank.

                                      -49-