Form 10-Q
period 1996-03-31
FIRST FINANCIAL CORP /WI/
filed 1996-05-10
CIK 735553

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1996
                               ---------------------------------

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

                         Commission File Number 0-11889

                           FIRST FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Wisconsin                                              39-1471963
- -------------------------------                             --------------------
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
   (Former name, address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---      ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share                  29,896,372 Shares
- ---------------------------------------              -----------------------
               Class                               Outstanding at April 30, 1996

                           FIRST FINANCIAL CORPORATION

                                 Form 10-Q Index


- --------------------------------------------------------------------------------



Part I -       Financial Information
               ---------------------

               Consolidated Balance Sheets as of March 31, 1996
                  (Unaudited) and December 31, 1995

               Unaudited Consolidated Statements of Income for
                  the Three Months Ended March 31, 1996 and 1995

               Unaudited Consolidated Statement of Changes In
                  Stockholders' Equity for the Three Months Ended
                  March 31, 1996

               Unaudited Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 1996 and
                  1995

               Notes to Unaudited Consolidated Financial Statements

               Management's Discussion and Analysis:
                  Comparison of the Consolidated Balance Sheets
                  at March 31, 1996 (Unaudited) and December 31,
                  1995

                  Comparison of the Unaudited Consolidated Statements of Income for the Three Months Ended March 31, 1996 and 1995


Part II -      Other Information
               -----------------

               Item 6.  Exhibits and Reports on Form 8-K

Signatures
- ----------

Exhibits
- --------


                                            FIRST FINANCIAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                      ASSETS

                                                           March 31,
                                                             1996                December 31,
                                                          (Unaudited)                1995
                                                          -----------                ----
                                                                     (In thousands)
Cash                                                     $   99,857              $  123,379
Federal funds sold                                           15,291                  34,929
Interest-earning deposits                                    90,769                  13,801
                                                         ----------              ----------
     Cash and cash equivalents                              205,917                 172,109

Securities available for sale (at fair value):
     Investment securities                                  133,514                  80,999
     Mortgage-related securities                            495,913                 571,293
Securities held to maturity (at amortized cost):
     Investment securities (fair
       value of $112,431,000--1996
       and 119,063,000--1995)                               113,176                 119,426
     Mortgage-related securities
       (fair value of $669,298,000
       --1996 and $691,060,000--
       1995)                                                675,569                 699,468
Loans receivable:
     Held for sale                                           45,283                  26,651
     Held for investment                                  3,535,091               3,590,149
Foreclosed properties and
     repossessed assets                                       3,661                   3,379
Real estate held for investment
     or sale                                                  8,212                   8,289
Office properties and equipment,
     at cost                                                 51,548                  51,124
Intangible assets, less
     accumulated amortization                                20,216                  21,481
Other assets                                                131,103                 126,740
                                                         ----------              ----------
                                                         $5,419,203              $5,471,108
                                                         ==========              ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------

Deposits                                                 $4,495,035              $4,424,525
Borrowings                                                  454,248                 570,508
Advance payments by borrowers
     for taxes and insurance                                 30,032                  13,206
Other liabilities                                            42,317                  77,952
                                                         ----------              ----------
        Total liabilities                                 5,021,632               5,086,191
                                                         ----------              ----------

Stockholders' equity:
     Serial preferred stock, $1 par
       value, 3,000,000 shares
       authorized; none outstanding
     Common stock, $1 par value,
       75,000,000 shares authorized;
       shares issued and outstanding:
       29,885,122-March 31, 1996;
       29,676,365-December 31, 1995;                         29,885                  29,676
     Additional paid-in capital                              50,747                  49,756
     Net unrealized loss on
       securities available for sale                         (6,733)                 (6,021)
     Common stock purchased by
       employee benefit plan                                   (271)                   (271)
     Retained earnings                                      323,943                 311,777
                                                         ----------              ----------
       Total stockholders' equity                           397,571                 384,917
                                                         ----------              ----------
                                                         $5,419,203              $5,471,108
                                                         ==========              ==========


See notes to unaudited consolidated financial statements.

                           FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                   1996        1995
                                                   ----        ----
                                                 (In thousands, except
                                                   per share amounts)
Interest income:
  Mortgage loans                               $ 45,879         $ 45,523
  Other loans                                    31,659           28,359
  Mortgage-related securities                    21,829           25,480
  Investments                                     4,255            3,440
                                               --------         --------
    Total interest income                       103,622          102,802
Interest expense:
  Deposits                                       50,367           45,167
  Borrowings                                      7,286           11,437
                                               --------         --------
    Total interest expense                       57,653           56,604
                                               --------         --------
    Net interest income                          45,969           46,198
Provision for losses on loans                     1,900            2,119
                                               --------         --------
                                                 44,069           44,079
Non-interest income:
  Deposit account service fees                    3,142            2,620
  Loan fees and service charges                   2,729            2,457
  Insurance and brokerage sales
    commissions                                   1,832            2,052
  Service fees on loans sold                      1,533            1,969
  Gain on disposition of loans and
    mortgage-related securities, net                274               48
  Other                                             747            1,107
                                               --------         --------
    Total non-interest income                    10,257           10,253
                                               --------         --------
    Operating income                             54,326           54,332
                                               --------         --------
Non-interest expense:
  Compensation, payroll taxes
    and benefits                                 12,083           13,177
  Federal deposit insurance premiums              2,561            2,529
  Occupancy                                       2,458            2,350
  Data processing                                 1,865            1,725
  Loan expenses                                   1,721            1,455
  Telephone and postage                           1,698            1,693
  Marketing                                       1,657            2,115
  Furniture and equipment                         1,360            1,412
  Amortization of intangible assets               1,264            1,311
  Net cost from operations of fore-
    closed properties                                60               18
  Acquisition-related costs                          --            6,458
  Other                                           2,668            2,755
                                               --------         --------
    Total non-interest expense                   29,395           36,998
                                               --------         --------
Income before income taxes and extra-
  ordinary item                                  24,931           17,334
Income taxes                                      7,597            6,507
                                               --------         --------
Income before extraordinary item                 17,334           10,827
Extraordinary item                                 (686)              --
                                               --------         --------

Net income                                     $ 16,648         $ 10,827
                                               ========         ========

Earnings per share:
  Primary:
    Income before extraordinary item           $   0.57         $   0.36
    Extraordinary item                            (0.02)              --
                                               --------         --------
    Net income                                 $   0.55         $   0.36
                                               ========         ========
  Fully diluted:
    Income before extraordinary item           $   0.57         $   0.36
    Extraordinary item                            (0.02)              --
                                               --------         --------
    Net income                                 $   0.55         $   0.36
                                               ========         ========

Cash dividends per share                       $   0.15         $   0.12
                                               ========         ========


See notes to unaudited consolidated financial statements.



                                            FIRST FINANCIAL CORPORATION
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                    (Unaudited)



                                                     Net
                                                Unrealized
                                  Common          Holding           Common
                                Stock and         Loss on           Stock
                               Additional       Securities        Purchased
                                 Paid-In         Available         by ESOP         Retained        Stockholders'
                                 Capital          For Sale          Plan           Earnings           Equity
                                 -------          --------          ----           --------           ------
                                                                 (In thousands)
Balances at
  December 31, 1995           $ 79,432         $ (6,021)        $  (271)        $311,777            $384,917

Net income for the
  three months ended
  March 31, 1996                                                                  16,648              16,648

Cash dividends paid
  ($0.15 per share)                                                               (4,482)             (4,482)

Exercise of stock
  options                        1,200                                                                 1,200

Change in net un-
  realized holding
  loss on securities
  available for
  sale                                             (712)                                                (712)
                              --------         --------         -------         --------            --------

Balances at
  March 31, 1996              $ 80,632         $ (6,733)        $  (271)        $323,943            $397,571
                              ========         ========         =======         ========            ========



See notes to unaudited consolidated financial statements.


                                            FIRST FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                -----------------------------
                                                                                                   1996                 1995
                                                                                                ----------           ---------
OPERATING ACTIVITIES                                                                                   (In thousands)

   Net income                                                                                   $  16,648            $  10,827
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Decrease (increase) in accrued interest on loans                                              1,178               (1,559)
      Increase in accrued interest on deposits                                                      3,180                1,695
      Loans originated for sale                                                                   (88,605)             (22,105)
      Proceeds from sales of loans held for sale                                                   85,811               23,429
     Provision for depreciation                                                                     1,394                1,491
      Provision for losses on loans                                                                 1,900                2,119
      Provision for losses on real estate and other assets                                             --                  629
      Unrealized loss on impairment of mortgage-related securities                                  2,150                   --
      Amortization of cost in excess of net assets of
        acquired businesses                                                                           198                  208
      Amortization of core deposit intangibles                                                      1,067                1,103
      Amortization of mortgage servicing rights                                                       478                  181
      Net gain on sales of loans and assets                                                        (2,424)                 (38)
      Other-net                                                                                    (4,963)               8,366
                                                                                                ---------            ---------
     Net cash provided by operating activities                                                     18,012               26,346

INVESTING ACTIVITIES

   Proceeds from sales of investment securities available for sale                                  2,121                2,382
   Proceeds from sales of mortgage-related securities available
     for sale                                                                                      91,527                   --
   Proceeds from maturities of investment securities held
     to maturity                                                                                    6,000               13,785
   Proceeds from maturities of investment securities available for
     sale                                                                                           3,316                   --
   Purchases of investment securities held to maturity                                                 --              (25,353)
   Purchase of investment securities available for sale                                           (59,548)                  --
   Principal payments received on mortgage-related securities                                      49,021               39,625
   Principal received on loans receivable                                                         179,678              123,783
   Loans originated for portfolio                                                                (184,946)            (165,125)
   Additions to office properties and equipment                                                    (1,744)              (1,538)
   Proceeds from sales of foreclosed properties and
     repossessed assets                                                                             1,449                2,008
                                                                                                ---------            ---------
     Net cash provided by (used in) investing activities                                           86,874              (10,433)

FINANCING ACTIVITIES

   Net increase in deposits                                                                        67,330               19,971
   Net increase in advance payments by borrowers for
     taxes and insurance                                                                           16,826               17,715
   Funding of official checks for borrower tax escrows                                            (35,692)             (34,953)
   Net increase in short-term borrowings                                                           46,059               73,303
   Proceeds from borrowings                                                                       169,500              212,223
   Repayments of borrowings                                                                      (331,819)            (305,746)
   Proceeds from exercise of stock options                                                          1,200                  792
   Proceeds from vesting of employee benefit plans                                                     --                1,139
   Payments of cash dividends to stockholders                                                      (4,482)              (3,506)
                                                                                                ---------            ---------
     Net cash used in financing activities                                                        (71,078)             (19,062)
                                                                                                ---------            ---------

Increase (decrease) in cash and cash equivalents                                                   33,808               (3,149)
Cash and cash equivalents at beginning of period                                                  172,109              118,978
                                                                                                ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $ 205,917            $ 115,829
                                                                                                =========            =========


See notes to unaudited consolidated financial statements.

                           FIRST FINANCIAL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - PRINCIPLES OF CONSOLIDATION

        The unaudited consolidated financial statements include the accounts and results of operations of First Financial Corporation ("FFC") and its wholly-owned subsidiary, First Financial Bank ("FF Bank"). Significant intercompany accounts and transactions have been eliminated in consolidation. FFC uses the calendar year as its fiscal year.

        The financial statements reflect adjustments, all of which are of a normal recurring nature, and in the opinion of management, necessary for a fair statement of the results for the interim periods, and are presented on an unaudited basis. The operating results for the first three months of 1996 are not necessarily indicative of the results which may be expected for the entire 1996 fiscal year. The December 31, 1995 balance sheet included herein is derived from the consolidated financial statements included in FFC's 1995 Annual Report to Shareholders. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in FFC's 1995 Annual Report to Shareholders. See Note B for information relative to business combinations.


NOTE B - FIRST FINANCIAL CORPORATION

        At March 31, 1996, FFC conducted business as a nondiversified unitary thrift holding company and its principal asset was all of the capital stock of FF Bank. The primary business of FFC is the business of FF Bank. FFC's activities are currently comprised of providing limited administrative services to FF Bank.

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

        On February 28, 1995 FirstRock had assets (unaudited) of $376,473,000 and shareholders' equity (unaudited) of $48,430,000. The total income and net income (loss) for the two-month period ended February 28, 1995 (unaudited), which reflects the pre-merger results of FFC and FirstRock that are included in the first quarter 1995 results of operations, are as follows:



                                                               Net
                                    Total                    Income
                                    Income                   (Loss)
                                    ------                   ------

        FFC                        $69,579                  $ 9,348
        FirstRock                    5,383                   (3,091)
                                   -------                  -------

                                   $74,962                  $ 6,257
                                   =======                  =======



         As a result of the FirstRock acquisition, FFC and FirstRock incurred expenses i) in conjunction with the acquisition itself and ii) relative to the reorganization of FirstRock's operations following the acquisition. The acquisition/transaction costs and charges aggregated $6.5 million on a pre-tax basis and $4.0 million on an after-tax basis, or $0.14 per share for the three months ended March 31, 1995.

NOTE C - EARNINGS PER SHARE

        Primary and fully diluted earnings per share for the periods ended March 31, 1996 and 1995 have been determined based on the weighted average number of common shares outstanding during each period and common equivalent shares, using the treasury share method, outstanding at the end of each period. FFC's common stock equivalents consist entirely of stock options. Weighted average common shares have been adjusted for all periods presented to reflect the restatement for FirstRock shares. See Exhibit 11 to this Report for a detailed computation of earnings per share.

NOTE D - CONTINGENT LIABILITIES

        FF Bank has previously entered into agreements whereby, for an annual fee, certain securities are pledged as secondary collateral in connection with the issuance of industrial development revenue bonds. At March 31, 1996, mortgage-related securities with a carrying value of approximately $2.9 million were pledged as collateral for bonds in the aggregate principal amount of $2.0 million. Additional bond issues totaling $7.1 million are supported by letters of credit issued by FF Bank in lieu of specific collateral. At March 31, 1996, each of the outstanding bonds for which FF Bank has entered into collateral agreements or supported by letters of credit is current with regard to debt service payments.

NOTE E - DIVIDENDS PAID OR DECLARED TO STOCKHOLDERS

        The Board of Directors of FFC on February 21, 1996, declared a $0.15 per share quarterly cash dividend payable on March 31, 1996 to shareholders of record of FFC common stock on March 15, 1996.

NOTE F - REGULATORY CAPITAL REQUIREMENTS

        Current Office of Thrift Supervision ("OTS") regulatory capital requirements for federally-insured thrift institutions include a tangible capital to tangible assets ratio, a core leverage capital to adjusted tangible assets ratio and a risk-based capital measurement based upon assets weighted for their inherent risk. As of March 31, 1996, FF Bank exceeded all OTS capital requirements as displayed below.

                                               Required                Actual
                                                 OTS                   FF Bank
                                                Ratio                   Ratio
                                                -----                   -----

Tangible capital                                1.50%                    6.74%
Core leverage capital                           3.00                     7.02
Risk-based capital                              8.00                    14.73


The OTS has adopted a final rule, effective March 4, 1994, disallowing any new core deposit intangibles, acquired after the rule's effective date, from counting as regulatory capital. Core deposit intangibles acquired prior to the effective date have been grandfathered for purposes of this rule. At March 31, 1996, FFC had core deposit intangibles of $16.3 million, all of which have been grandfathered from this OTS rule. The OTS has added an interest-rate risk calculation such that an institution with a measured interest-rate risk exposure greater than specified levels must deduct an interest-rate risk component when calculating the OTS risk-based capital requirement. Final implementation of this rule was pending at March 31, 1996. The OTS also has proposed to increase the minimum required core capital ratio from the current 3.00% to a range of 4.00% to 5.00% for all but the most healthy financial institutions. Management of FFC and FF Bank do not believe these rules will significantly impact the capital requirements of FF Bank or cause FF Bank to fail to meet its regulatory capital requirements.

NOTE G - EXTRAORDINARY ITEM

         In January 1996, FFC redeemed all of its outstanding 8% Subordinated Notes due November 1999 (which aggregated $54,925,000 at the date of redemption). The net after-tax cost associated with this redemption, $686,000 or $0.02 per share, has been reported as an extraordinary charge. This transaction was funded principally through a dividend from FF Bank. As a result of this dividend, FF Bank's regulatory capital levels have decreased from those levels reported at December 31, 1995, but remain at levels substantially in excess of requirements.

NOTE H - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                For The
                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
                                                           1996           1995
                                                          -------        -----
                                                             (In thousands)

Supplemental disclosure of cash flow information:
   Cash paid or credited to accounts during
      period for:
     Interest on deposits and borrowings                  $ 54,697     $ 54,211
     Income taxes                                              710        1,140
   Non-cash investing activities:
     Mortgage loans transferred to held for sale
      portfolio                                             15,453          421
     Loans receivable transferred to foreclosed
      properties                                             1,525        1,818
     (Increase) decrease in net unrealized holding loss
      on securities available for sale                        (712)       2,907
     Mortgage loans securitized and transferred to
      mortgage-related securities available for sale        41,448           --


NOTE I - ACCOUNTING CHANGE

       During the third quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS" or "the Statement") No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 requires that a mortgage banking enterprise recognize as a separate asset the rights to service mortgage loans for others, whether those rights are purchased or originated.

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

       The first quarter of 1996 income includes gains of $843,000 ($550,000 after tax) resulting from the capitalization of such originated mortgage servicing rights.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


                  COMPARISON OF THE CONSOLIDATED BALANCE SHEETS
              AT MARCH 31, 1996 (UNAUDITED) WITH DECEMBER 31, 1995

General:

          Total assets decreased to $5.419 billion at March 31, 1996 from $5.471 billion at December 31, 1995. Deposits increased to $4.495 billion at March 31, 1996 from $4.425 billion at year-end 1995 while borrowings decreased to $454.2 million from $570.5 million during the same time frame. Advance payments by borrowers for taxes and insurance increased by $16.8 million between December 31, 1995 and March 31, 1996 and other liabilities decreased $35.6 million from December 31, 1995 to March 31, 1996. Stockholders' equity at March 31, 1996 was $397.6 million, up from $384.9 million at year-end 1995.

Liquidity and Capital Resources:

          At March 31, 1996, total consolidated liquidity, consisting of cash, cash equivalents, and investment securities represented 8.35% of FFC's total assets compared with 6.81% at December 31, 1995. The Bank is in compliance with requirements relating to minimum levels of liquid assets as defined by OTS regulations. The ongoing management of liquid assets is an integral part of FFC's overall asset/liability management program as described below under "Asset/Liability Management." The cash and securities portfolios are among the most flexible assets available for shorter term liability matching. Total consolidated liquidity at March 31, 1996 increased by $80.1 million as compared to December 31, 1995 liquidity as a result of the net effect of significant changes in various categories of assets and liabilities during the three-month interim period. Some of the more significant changes in these categories, including liquid assets, can be summarized as follows:


   Consolidated                            Balance                                    Balance
   Balance Sheet                         December 31,           Increases             March 31,
  Classification                             1995              (Decreases)              1996
- -------------------                      ------------          -----------          --------
                                                               (In thousands)

Cash and cash equivalents                $  172,109             $  33,808           $  205,917
Securities available for
 sale:
  Investment securities                      80,999                52,515              133,514
  Mortgage-related
   securities                               571,293               (75,380)             495,913
Securities held to
 maturity:
  Investment securities                     119,426                (6,250)             113,176
  Mortgage-related
   securities                               699,468               (23,899)             675,569
Loans receivable, in-
   cluding loans held
  for sale                                3,616,800               (36,426)           3,580,374
Office properties                            51,124                   424               51,548
Intangible assets                            21,481                (1,265)              20,216
Deposits                                  4,424,525                70,510            4,495,035
Borrowings                                  570,508              (116,260)             454,248
Advance payments by
   borrowers for taxes
   and insurance                             13,206                16,826               30,032
Other liabilities                            77,952               (35,635)              42,317
Stockholders' equity                        384,917                12,654              397,571

        Changes noted in the "Increases (Decreases)" column of the preceding table are discussed below in the related sections of "Management's Discussion and Analysis."

        Management believes liquidity levels are proper and that adequate capital and borrowings are available through the capital markets, the Federal Home Loan Bank ("FHLB") and other sources. For a discussion of regulatory capital requirements, see Note F to the unaudited consolidated financial statements.

        On an unconsolidated basis, FFC had cash of $9.7 million. During the first quarter of 1996, FFC redeemed its subordinated debt of $54.9 million (See Note G to the unaudited consolidated financial statements). The principal ongoing sources of funds for FFC are dividends from FF Bank. Applicable rules and regulations of the OTS impose limitations on capital distributions by savings institutions such as FF Bank. Savings institutions such as FF Bank which have capital in excess of all capital requirements before and after a proposed capital distribution are permitted, after giving prior notice to the OTS, to make capital distributions during a calendar year up to the greater of (i) 100% of net income to date during the calendar year, plus the amount that would reduce by 1/2 its "surplus capital ratio" (the excess capital over its capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period.

Total Loans Receivable and Held for Sale:

        Total loans, including loans held for sale, decreased $36.4 million from $3.617 billion at December 31, 1995 to $3.580 billion at March 31, 1996. Total loans are summarized below as of the dates indicated.

                                                        March 31,            December 31,          Increase
                                                          1996                   1995             (Decrease)
                                                      -------------          ------------         ----------
                                                                            (In thousands)
Real estate loans:
    One- to four-family                                $1,977,705              $2,038,103         $ (60,398)
    Multi-family                                          225,476                 220,772             4,704
    Commercial and non-residential                        165,676                 153,173            12,503
                                                       ----------              ----------         ---------
       Total real estate loans                          2,368,857               2,412,048           (43,191)

Other loans:
    Consumer                                              373,625                 362,659            10,966
    Home equity                                           278,810                 284,700            (5,890)
    Education                                             253,870                 240,650            13,220
    Credit cards                                          205,655                 214,107            (8,452)
    Manufactured housing                                  130,842                 139,385            (8,543)
    Business                                               15,942                  17,198            (1,256)

Less net items to loans receivable                        (47,227)                (53,947)            6,720
                                                       ----------              ----------         ---------

Total loans (including loans held
    for sale)                                          $3,580,374              $3,616,800         $ (36,426)
                                                       ==========              ==========         =========


          The decrease in total loans during the first three months of 1996 was primarily attributable to a $43.2 million decrease in real estate loans. This decrease was the result of the net effect of i) originations of $188.6 million offset by ii) repayments of $104.9 million, iii) loan sales of $85.8 million, and iv) the securitization of $41.4 million of mortgage loans transferred to the mortgage-related securities portfolio. For a further discussion of loan origination activity, see "Loan Originations".

          Consumer loans increased $11.0 million and education loans increased $13.2 million in 1996 as customer usage of these products continues to grow. Credit card loans decreased

$8.5 million in 1996 reflecting a seasonal decline in this portfolio. Manufactured housing loan balances decreased $8.5 million as FFC had previously ceased originating manufactured housing loans and the portfolio continues to make scheduled repayments.

          Mortgage loans held for sale were $45.3 million at March 31, 1996 as compared to $26.7 million at the end of 1995. Off-balance sheet commitments to extend credit and to sell mortgage loans totaled $60.5 million and $74.4 million, respectively, at March 31, 1996 as compared to $40.2 million and $43.3 million, respectively, at December 31, 1995. During the three months ended March 31, 1996, market interest rates generally fluctuated as compared to interest rate levels at the end of 1995. The fair value of on-balance sheet mortgage loans held for sale and off-balance sheet commitments to originate and sell mortgage loans can vary substantially depending upon the movement of interest rates. Management utilizes various methods to insulate FFC from the effects of such interest-rate movements, principally by securing forward commitments to sell loans in the secondary mortgage market. However, there can be no assurance that these means will be totally effective. Future operations may be affected by the above-discussed risk factors.

Mortgage-Related Securities:

          The mortgage-related securities ("MBS") portfolio decreased $99.3 million during the three months ended March 31, 1996 primarily as a result of the net effect of i) the securitization of $41.4 million of mortgage loans transferred to the mortgage-related securities portfolio offset by ii) sales of MBSs having an aggregate par value of $90.3 million and iii) principal repayments of $49.0 million. At the end of the first quarter, FF Bank had commitments to purchase adjustable rate U.S. Government agency-backed MBSs having an aggregate par value of $50.0 million. Also, see "Non-Performing MBSs" for discussion of non-performing MBSs.

          The following tables set forth, at the dates indicated, the composition of the MBS portfolio including issuer, security type and financial statement carrying value as well as classification according to available-for-sale or held-to-maturity status:

                                                    Carrying Value At
                                              -------------------------------
                                              March 31,           December 31,
                                                1996                 1995
                                             -----------         ------------
                                                     (In Thousands)

Issuer/Security Type
  U.S. Government agencies:
     Mortgage-backed certificates             $  357,211           $  349,216
     Collateralized mortgage
      obligations                                303,451              342,190
                                              ----------           ----------
       Total agencies                            660,662              691,406
                                              ----------           ----------

  Private issuers:
     Mortgage-backed certificates
       Senior position                           463,840              487,914
       Mezzanine position                         46,417               90,829
     Collateralized mortgage
      obligations                                    563                  612
                                              ----------           ----------
       Total private issuers                     510,820              579,355
                                              ----------           ----------

       Totals                                 $1,171,482           $1,270,761
                                              ==========           ==========

  Total carrying value per
     consolidated financial
     statements, by classification:
     Available-for-sale portfolio             $  495,913           $  571,293
     Held-to-maturity portfolio                  675,569              699,468
                                              ----------           ----------

       Total carrying value                   $1,171,482           $1,270,761
                                              ==========           ==========



     During the first quarter of 1996, FFC reduced its holdings of private issue MBSs by $68.6 million from $579.4 million at the end of 1995 to $510.8 million at March 31, 1996. This decrease included a $44.4 million reduction in mezzanine position MBSs due to i) the sale of two securities, at a nominal loss, having an aggregate par value of $42.8 million and ii) a $2.2 million writedown of two mezzanine MBSs (See "Non-Performing MBSs").

     FFC's portfolio of MBSs totaled approximately $1.17 billion at March 31, 1996 and, except for those securities discussed in "Non-Performing MBSs," were either i) U.S. Government agency-backed or ii) rated at a minimum of investment grade quality by at least one nationally recognized independent rating agency.

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


                                            March 31,         December 31,
                                              1996                1995
                                         -------------        -----------
                                                   (In thousands)
Loans Delinquent 30-59 Days
  Residential real estate                   $ 8,352               $ 7,945
  Manufactured housing                        1,486                 2,888
  Credit card                                 2,440                 2,555
  Commercial real estate                        486                   303
  Consumer, student and other                 9,347                 9,519
                                            -------               -------
                                            $22,111               $23,210
                                            =======               =======
Loans Delinquent 60-90 Days
  Residential real estate                   $   905               $ 1,193
  Manufactured housing                          743                   766
  Credit card                                 1,276                 1,315
  Commercial real estate                        686                   606
  Consumer, student and other                 9,436                 9,734
                                            -------               -------
                                            $13,046               $13,614
                                            =======               =======

Total Loans Delinquent 30-90 Days
  Residential real estate                   $ 9,257               $ 9,138
  Manufactured housing                        2,229                 3,654
  Credit card                                 3,716                 3,870
  Commercial real estate                      1,172                   909
  Consumer, student and other                18,783                19,253
                                            -------               -------
                                            $35,157               $36,824
                                            =======               =======


        At March 31, 1996, the 30-90 day delinquencies decreased $1.6 million to $35.2 million from $36.8 million at year-end 1995. As a percent of total loans receivable, these loan delinquencies decreased from 1.02% at the end of 1995 to 0.98% at March 31, 1996. The decrease primarily relates to the net effect of i) a decrease of $1.5 million in manufactured housing loans delinquent 30-90 days,
ii) a decrease of $1.1 million in student loans (which are government guaranteed) delinquent 30-90 days and iii) an increase of $500,000 of delinquent commercial business loans. All delinquent loans have been considered by management in its evaluation of the adequacy of the allowances for loan losses.

Non-Accrual Loans:

        FFC places loans into a non-accrual status when loans are contractually delinquent more than 90 days. If appropriate, loans may be placed into non-accrual status prior to becoming 90 days delinquent based upon management's analysis. Non-accrual loans are summarized, for the dates indicated, in the following table:

                                          March 31,                December 31,
                                            1996                       1995
                                        -------------              --------
                                                     (In thousands)

One- to four-family residential            $ 6,162                   $ 6,449
Multi-family residential                       790                       873
Commercial and other real estate                99                       162
Manufactured housing                         1,113                       926
Consumer and other                           4,638                     3,836
                                           -------                   -------
                                           $12,802                   $12,246
                                           =======                   =======

        Non-accrual loans increased $600,000 to $12.8 million at March 31, 1996 from $12.2 million at December 31, 1995. As a percentage of net loans receivable, non-accrual loans increased slightly to 0.36% at March 31, 1996 from 0.34% at December 31, 1995. The 1996 net increase in non-accrual loans is related primarily to an increase of $400,000 in delinquent commercial business loans. Consumer loan, manufacturing housing loan and credit card loan non-accrual totals also increased by lesser amounts. These increases were offset partially by a combined decrease in non-accrual residential mortgage loan and commercial real estate loan balances. The increase in non-accrual commercial business loans reflects a more aggressive stance on resolving the somewhat higher overall delinquencies in this declining portfolio acquired in a prior acquisition. The other smaller increases and decreases reflect stable collection and monitoring processes. FFC has no significant troubled debt restructurings during 1996.

        All loans included in non-accrual status have been considered by management in its review of the adequacy of allowances for loan losses.

Non-Performing MBSs:

        At March 31, 1996, FFC had two non-performing MBSs, held in the available for sale portfolio, with an amortized cost of $10.7 million, net of writedowns, and a carrying value of $8.0 million. Each of these MBSs is a mezzanine security, which is subordinate to the senior position of that issue but is structured to be superior to other subordinate positions designed to absorb first losses. FFC has not received full monthly payments on these securities since 1993. The payments have been interrupted due to delinquencies and foreclosures in the underlying mortgage portfolio and substantially all of the cash flows are currently directed to owners of the senior position(s). Further delayed receipt of payments is probable. The underlying loans comprising these securities had been serviced by a California institution under the control of the Resolution Trust Corporation ("RTC"). During 1994 and 1995, servicing was transferred from the RTC to the trustee and subsequently to a third-party servicer. Availability of current information as to future performance of these MBSs continues to be limited.

        In 1994, independent national rating agencies downgraded these mezzanine securities to below investment grade. Subsequently, losses of $10.3 million, including $2.2 million in 1996, have been recorded reflecting permanent impairment of these securities having an original aggregate par value of approximately $21.8 million. The writedowns have been based upon information from the rating agencies as well as discounted cash flow analyses performed by management, using current assumptions for delinquency levels, foreclosure rates, recovery ratios in the underlying portfolios, market prices, and other factors. Relative to one mezzanine issue, having a carrying value of $3.3 million at March 31, 1996, the subordinated positions to FFC have been eliminated and principal losses, which were anticipated in the aforementioned writedowns, of approximately $1.9 million have been realized to date, including $1.2 million during 1996. FFC's mezzanine position for the second issue, having a carrying value of $4.7 million, remains superior to subordinate positions amounting to 2.80% of the aggregate par value of that issue at March 31, 1996.

        Also in 1994, independent national rating agencies downgraded, to below investment grade, an unrelated senior position security of the above noted issuer. This senior position security had a carrying value of $5.9 million at March 31, 1996. During 1995, independent national rating agencies downgraded, to below investment grade, additional MBSs of three unrelated issuers in which FFC had senior ownership positions having a carry value of $12.4 million at March 31, 1996. The aggregate par value, amortized cost and carrying value of all of the above discussed senior-position MBSs rated below investment grade, each of which is held in the available for sale portfolio, were $21.0 million, $21.0 million and $18.3 million, respectively, at March 31, 1996. These senior position securities continue to be performing assets and are superior to subordinate positions amounting to 3.9% of the current aggregate par value of the related mortgage pool securities at March 31, 1996.

        As part of its current investment policy, FFC does not purchase any subordinated position MBSs and has further strengthened the criteria for private issuer MBS purchases.

        Management has taken writedowns relating to the above referenced securities based upon its evaluations, including information from the rating agencies as well as discounted cash flow analyses performed by management, which are based upon certain assumptions for future delinquency levels, foreclosure rates and recovery ratios in the underlying portfolios. There can be no assurance that these evaluations will remain the same in the future should economic conditions, market conditions, or other factors differ significantly from the assumptions used. As such, further writedowns could be experienced in the future. Management has the intent and ability to retain its investment in these securities for a period of time sufficient to allow for anticipated recovery of fair value.

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

        A summary of activity in the allowances for loan losses, for the three months ended March 31, 1996 and 1995, follows:


                                                       Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                        1996            1995
                                                      --------        ------
                                                         (In thousands)

Allowances at beginning of period                     $25,235         $25,180
Provisions                                              1,900           2,119
Charge-offs                                            (3,133)         (2,538)
Recoveries                                                234             388
                                                      -------         -------
Allowances at end of period                           $24,236         $25,149
                                                      =======         =======


        A discussion of loan loss provisions and charge-offs is presented in "Management's Discussion and Analysis--Comparison of the Unaudited Consolidated Statements of Income for the Three Months Ended March 31, 1996 and 1995." An analysis of allowances by loan category and the percentage of such allowances by category and in the aggregate to loans receivable at the dates indicated, follows:


                                               March 31, 1996                          December 31, 1995
                                         ---------------------------              ----------------------
                                                            As Percentage                            As Percentage
                                         Allowance          Of Total Loans        Allowance          Of Total Loans
                                          Amount             In Category           Amount             In Category
                                          ------             -----------           ------             -----------
                                                                  (Dollars in thousands)

Credit cards                             $ 6,321                  3.07%           $ 6,425                   3.00%
Residential real estate                    7,211                   .33              7,726                    .34
Manufactured housing                       2,824                  2.16              3,034                   2.18
Commercial and non-resi-
    dential real estate                    3,723                  2.25              3,823                   2.50
Consumer                                   3,103                   .83              3,029                    .84
Home equity                                  569                   .20                562                    .20
Commercial business                          436                  2.73                585                   3.40
Education                                     49                   .02                 51                    .02
                                         -------                                  -------
                                         $24,236                   .68%           $25,235                    .70%
                                         =======                 =====            =======                  =====


        The allowances for loan losses were $24.2 million, or 0.68% of loans receivable, at March 31, 1996 compared to $25.2 million, or 0.70%, at December 31, 1995. The allowances for losses represented 189.31% of non-accrual loans at March 31, 1996 as compared to 206.07% at the end of 1995. Management believes that the allowances for losses are sufficient based upon current evaluations.

Foreclosed Properties and Repossessed Assets:

        Foreclosed properties and other repossessed assets are summarized, for the dates indicated, as follows:


                                                    March 31,       December 31,
                                                      1996              1995
                                                  -------------      ----------
                                                            (In thousands)

Foreclosed real estate properties                    $ 4,164          $ 3,967
Manufactured housing owned                               274              303
Consumer and other repossessed assets                     91              102
                                                     -------          -------
                                                       4,529            4,372
Less allowances for losses                            (  868)            (993)
                                                     -------          -------
                                                     $ 3,661          $ 3,379
                                                     =======          =======


        Foreclosed properties, net of allowances for losses, increased $300,000 to $3.7 million at March 31, 1996 from $3.4 million at December 31, 1995.

        A summary of the activity in allowances for losses on foreclosed properties, for the three months ended March 31, 1996 and 1995, is presented below.

                                                        Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                         1996          1995
                                                       --------       ------
                                                          (In thousands)

Allowances at beginning
 of period                                             $  993         $1,146
Provisions                                                 --             15
Charge-offs                                              (125)           (66)
                                                       ------         ------
Allowances at end of
 period                                                $  868         $1,095
                                                       ======         ======


         The allowances for losses on foreclosed properties have been maintained at levels adequate to provide for reasonable potential losses within the existing foreclosed property portfolio. The most recent additions of foreclosed properties have predominantly been residential properties with lower risks which allows for the reduction of the allowance balance while realizing losses from the past portfolio of properties.

         A large commercial real estate properties (having a carrying amount of $1.0 million or greater) included in foreclosed properties, for the dates indicated, is presented below. Also included is a previously foreclosed property (Milwaukee) which was transferred to FFC and is currently classified as a real estate investment held for sale. These properties are carried at the lower of cost or fair value.

                                                   Carrying Value At
                                           -----------------------------------
Property                                     March 31,           December 31,
  Type          Property Location              1996                  1995
- --------        -----------------          -------------         -------------
                                                     (In thousands)

Retail          Milwaukee, Wisconsin         $ 1,056                 $ 1,089
Retail          Fort Worth, Texas              1,000                   1,000


        All of the above foreclosed real estate properties, repossessed assets and real estate investments held for sale have been considered by management in its evaluation of the adequacy of allowances for losses.

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

        In general, classified assets include non-performing assets plus other loans and assets, including contingent liabilities (see Note D), meeting the criteria for classification. Nonperforming assets include non-accrual loans, non-performing MBSs or assets i) which were previously loans which are not substantially performing under the contractual terms of the original notes, or
ii) for which known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with current contractual terms. This non-performing characteristic impacts directly upon the interest income normally expected from such assets. Specifically included are the loans held on a non-accrual basis, non-performing MBSs, and real estate judgments subject to redemption and foreclosed properties for which FF Bank has obtained title.

        Classified  assets,   including  non-performing  assets,  for  FF  Bank,
categorized by type of asset are set forth in the following table:


                                                   March 31,       December 31,
                                                     1996              1995
                                                 -------------     ------------
                                                          (In thousands)
Classified assets:
   Non-performing assets:
     Non-accrual loans                              $12,802          $12,246
     Non-performing MBSs                             10,700           12,858
     Real estate held for sale by FFC                 1,277            1,309
     Foreclosed properties and other
        repossessed assets                            3,661            3,379
                                                    -------          -------
          Total Non-Performing Assets                28,440           29,792

   Add back general valuation allowances net-
     ted against foreclosed properties above            868              993
   Adjustment for non-performing residential
     loans not classified due to low
     loan-to-appraisal value                           (800)            (584)
   Adjustment for real estate held for sale
     not included in FF Bank classified
     assets                                          (1,277)          (1,309)
   Additional classified performing loans:
     Residential real estate                          1,130            1,013
     Commercial real estate                           6,258            5,890
     Consumer and other                                 791              698
                                                    -------          -------
          Total Classified Assets                   $35,410          $36,493
                                                    =======          =======


          During the three months ended March 31, 1996, classified assets decreased $1.1 million to $35.4 million from $36.5 million at December 31, 1995 as the net result of the $2.2 million decrease in the carrying value of two non-accrual mortgage-backed securities referred to previously (see "Non-Performing MBSs"), the $600,000 increase in non-accrual loans (see
"Non-Accrual Loans") and a $400,000 increase in performing commercial real estate loans which are classified based on certain characteristics identified as potential weaknesses. Other smaller fluctuations tended to offset and are considered normal. As a percentage of total assets, classified assets decreased from 0.67% at year-end 1995 to 0.65% at March 31, 1996.

         The following table sets forth, at the dates indicated, the performing commercial real estate mortgage loan (in excess of $1.0 million) included in classified assets, due to the possible adverse effects of identifiable future events.

                                                     Loan Amount Classified
                                               ---------------------------------
Property Type Of     Property                    March 31,          December 31,
Loan Collateral      Location                       1996                 1995
- ----------------    ----------                 -------------        ------------
                                                        (In thousands)
Office/Land         Sheboygan, Wisconsin          $ 3,583               $3,596


          All  adversely   classified  assets  at  March  31,  1996,  have  been
considered by management in its evaluation of the adequacy of allowances for losses.


Deposits and Other Liabilities:

          Deposits increased $70.5 million during the three months ended March 31, 1996 due to the success of a new program for short-term certificate of deposit accounts. The weighted average cost of deposits of 4.52% at March 31, 1996 was slightly lower than the 4.55% reported at December 31, 1995.

          Advance payments by borrowers for taxes and insurance increased by $16.8 million during the first three months of 1996 as a result of the normal cumulative monthly escrow deposits made by borrowers less interim payments of taxes and insurance premiums.

          Other liabilities decreased $35.6 million from December 31, 1995 to March 31, 1996. The higher other liabilities balance at year-end 1995 represented the outstanding real estate property tax checks issued to municipalities on behalf of the borrowers and as those checks were paid during the first quarter, other liabilities decreased significantly.

Borrowings:

          At March 31, 1996, FFC's consolidated borrowings decreased to $454.2 million from $570.5 million at December 31, 1995. In January 1996, FFC redeemed all of its outstanding 8% Subordinated Notes due November, 1999, which aggregated $54.9 million at the date of redemption. The remainder of the decrease in borrowings is primarily attributable to a net decrease in shorter-term FHLB advances and reserve repurchase agreements of $60.4 million.

Stockholders' Equity:

          Stockholders' equity at March 31, 1996 was $397.6 million, or 7.34% of total assets, as compared to $384.9 million, or 7.04% of total assets, at December 31, 1995. The major changes in stockholders' equity included i) net income of $16.6 million earned during the first three months of 1996 offset by
ii) cash dividend payments to stockholders of $4.5 million. Stockholders' equity per share increased from $12.97 per share at year-end 1995 to $13.30 per share at March 31, 1996.

Regulatory Capital:

          As set forth in Note F to the unaudited consolidated financial statements, FF Bank exceeds all regulatory capital requirements mandated by the OTS and FDIC.

Loan Originations:

          A comparison of loan originations for the first three months of 1996 and 1995, including loans originated for sale (but excluding MBSs), is set forth below:

                                                                Three Months Ended March 31,
                                                -------------------------------------------------------
                                                  1996              Percent        1995         Percent
                                                --------            -------      --------       -------
                                                                  (Dollars in thousands)
Loan Type
- ----------
 Mortgage:
   One- to four-family                          $  161,156           60.1%       $   84,330        46.9%
   Multi-family                                      9,554            3.6             7,751         4.3
   Commercial/non-residential                       17,885            6.7             8,798         4.9
                                                ----------          -----        ----------       -----
       Total mortgage origina-
         tions                                     188,595           70.4           100,879        56.1

 Consumer                                           57,981           21.6            47,058        26.2
 Student                                            20,973            7.8            23,976        13.3
 Home equity-net                                        --             --             6,858         3.8
 Commercial business                                   509             .2             1,155          .6
                                                ----------          -----        ----------        ----
       Total loans originated                      268,058          100.0%          179,926       100.0%
                                                                    =====                         =====

 Decrease in undisbursed loan
    proceeds                                         5,493                            7,304
                                                ----------                       ----------
       Total loans disbursed                    $  273,551                       $  187,230
                                                ==========                       ==========


        Total loan originations increased to $268.1 million for the first three months of 1996 from $179.9 million for the same period in 1995. This net 1996 increase of $88.2 million was primarily attributable to a $87.7 million increase in mortgage loan originations.

        One- to four-family mortgage loan originations increased $76.9 million to $161.2 million for the first three months of 1996 as compared to $84.3 million for the same period in 1995. At March 31, 1996, one- to four-family mortgage loan applications in process and commitments totaled $102.7 million and $49.8 million, respectively, as compared to $51.2 million and $24.7 million at December 31, 1995. The increase in originations, applications in process, and commitments reflects increased borrower demand as interest rates declined during 1996. Approximately 21% of originations for the first quarter of 1996 were adjustable-rate mortgage loans which are held for investment purposes. With the decrease in interest rates compared to the first quarter of 1995, borrower preference has turned toward fixed-rate mortgage loans. Longer-term fixed-rate mortgages are normally sold into the secondary market.

        Consumer loan originations increased $10.9 million to $58.0 million in the first three months of 1996 as customer usage of this product continues to grow.

        Student loan originations decreased $3.0 million to $21.0 million during the first three months of 1996 as a result of a decrease in government guaranteed portfolio acquisitions from other lenders.

        Home equity loan balances decreased $5.9 million to $278.8 million as refinancing and payoffs led to record repayment levels for the product line in the first three months of 1996.

        Credit card loans decreased $8.5 million in the first three months of 1996 due to net decreases in credit card loan balances which are included in loan repayments in FFC's consolidated statement of cash flows. Credit card balances traditionally decrease in the first part of the year due to normal seasonal reductions of consumer demand following the calendar year end.

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

        The table on page 23 sets forth the combined estimated maturity/repricing structure of FFC's consolidated interest-earning assets (including net items) and interest-costing liabilities at March 31, 1996. Assumptions regarding prepayment and withdrawal rates are based upon FFC's historical experience, and management believes such assumptions are reasonable. The table does not necessarily indicate the impact of general interest rate movements on FFC's net interest income because repricing of certain categories of assets and liabilities through, for example, prepayments of loans and withdrawals of deposits, is beyond FFC's control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the data in the table.

        FFC's consolidated negative one-year interest-rate sensitivity gap at March 31, 1996 was $172.1 million or 3.18% of total assets. The one-year negative gap decreased $27.7 million from the December 31, 1995 negative gap of $199.8 million or 3.65% of total assets at that date.

        FFC's consolidated one-year negative gap position of 3.18% at March 31, 1996 falls within management's current operating range of a 10% positive gap position to a 10% negative gap position. In view of the current interest-rate environment and the related impact on customer behavior, management believes that it is extremely important to weigh and balance the effect of asset/liability management decisions in the short-term in its efforts to maintain net interest margins and acceptable future profitability. As such, management believes that it has been able to achieve a consistent net interest margin while still meeting its asset/liability management objectives.

        In compliance with OTS regulations, FF Bank also measures and evaluates interest-rate risk via a separate methodology. The net market value of interest-sensitive assets and liabilities is determined by measuring the net present value of future cash flows under varying interest rate scenarios in which interest rates would theoretically increase or decrease up to 400 basis points on a sudden and prolonged basis. This theoretical analysis at the end of the first quarter of 1996 indicates that FF Bank's current financial position should adequately protect FF Bank, and thus FFC, from the effects of rapid rate changes. The OTS has added an interest-rate risk capital calculation such that an institution with a measured interest-rate risk exposure greater than specified levels must deduct an interest-rate risk component when calculating the OTS risk-based capital requirement. The final implementation of this rule was pending at March 31, 1996 as the OTS has delayed the effective date of the regulation pending its adoption of a process by which an institution may appeal an OTS interest-rate risk capital deduction determination. At March 31, 1996, FF Bank would not have been required to deduct an interest-rate risk component under the OTS regulations.

FIRST FINANCIAL CORPORATION CONSOLIDATED GAP ANALYSIS AT MARCH 31, 1996




                                          Three                        Greater       Greater       Greater     Greater
                                          Months     Four Months      Than One      Than Three    Than Five    Than Ten
                                           and         Through         Through       Through       Through     Through
                                          Under       One Year       Three Years    Five Years    Ten Years    20 Years
                                        ---------    ----------      -----------    -----------   ----------  ----------
                                                                        (Dollars in thousands)
Rate-sensitive assets:
   Investments and interest-
     earning deposits, including
     federal funds (a)(b)             $  180,391   $   45,924      $   39,177     $   68,014      $    573    $ 51,078
   Mortgage-related securities (b)       535,294      524,767          38,176         25,641        33,491      13,598
   Mortgage loans:
     Fixed-rate (c)(d)                    73,632      167,195         367,673        259,854       323,104     130,833
     Adjustable-rate (c)                 174,843      474,955         354,363             --            --          --
   Other loans                           681,238      204,422         206,632         85,058        57,181      16,099
                                      ----------   ----------      ----------     ----------      --------    --------
                                       1,645,398    1,417,263       1,006,021        438,567       414,349     211,608

Rate-sensitive liabilities:
   Deposits (e)(f):
     Checking                            124,331       26,215          65,456         51,113        79,988      72,133
     Money market accounts                97,654       43,274          99,433         51,706        43,691      11,091
     Passbook                            274,374      198,762          60,677         43,687        62,909      40,037
     Certificates of deposit             631,950    1,397,917         822,381        153,779        10,859          --
   Borrowings                            419,931       20,345           5,113          2,797           832       1,910
                                      ----------   ----------      ----------     ----------      --------    --------
                                       1,548,240    1,686,513       1,053,060        303,082       198,279     125,171
                                      ----------   ----------      ----------     ----------      --------    --------


GAP (repricing difference)            $   97,158   $ (269,250)     $  (47,039)    $  135,485      $216,070    $ 86,437
                                      ==========   ==========      ==========     ==========      ========    ========


Cumulative GAP                        $   97,158   $ (172,092)     $ (219,131)    $  (83,646)     $132,424    $218,861
                                      ==========   ==========      ==========     ==========      ========    ========


Cumulative GAP/Total assets                 1.79%      (3.18)%         (4.04)%        (1.54)%         2.44%       4.04%
                                      ==========   ==========      ==========     ==========      ========    ========



                                          Greater
                                           Than
                                         20 Years        Total
                                         --------     --------


Rate-sensitive assets:
   Investments and interest-
     earning deposits, including
     federal funds (a)(b)               $       --   $   385,157
   Mortgage-related securities (b)             515     1,171,482
   Mortgage loans:
     Fixed-rate (c)(d)                       3,292     1,325,583
     Adjustable-rate (c)                        --     1,004,161
   Other loans                                  --     1,250,630
                                        ----------   -----------
                                             3,807     5,137,013

Rate-sensitive liabilities:
   Deposits (e)(f):
     Checking                               39,629       458,865
     Money market accounts                   1,232       348,081
     Passbook                                9,392       689,838
     Certificates of deposit                    --     3,016,886
   Borrowings                                3,320       454,248
                                        ----------   -----------
                                            53,573     4,967,918
                                        ----------   -----------


GAP (repricing difference)              $  (49,766)  $   169,095
                                        ==========   ===========


Cumulative GAP                          $  169,095
                                        ==========


Cumulative GAP/Total assets                   3.12%
                                        ==========


(a) Investments are adjusted to include FHLB stock totaling $32.4 million as investments in the "Greater Than Ten Through 20 Years" category.

(b) Investment and mortgage-related securities are presented at carrying value, including net unrealized gain or loss on available-for-sale securities.

(c) Based upon 1) contractual maturity, 2) repricing date, if applicable, 3) scheduled repayments of principal and 4) projected prepayments of principal based upon FFC's historical experience as modified for current market conditions.

(d)  Includes loans held for sale.

(e) Deposits include $30.0 million of advance payments by borrowers for tax and insurance and exclude accrued interest on deposits of $11.4 million.

(f) FFC has assumed that its passbook savings, checking accounts and money market accounts would have projected annual withdrawal rates, based upon FFC's historical experience, of 26%, 34% and 42%, respectively.

                                COMPARISON OF THE
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1996 AND 1995

Selected Income Statement Information:

         For the first quarter of 1996, FFC reported income, before an extraordinary charge, of $17.3 million and net income of $16.6 million. In comparison, net income of $10.8 million was reported for the first quarter of 1995. The 1996 extraordinary charge of $686,000, or $0.02 per share, resulted from costs associated with the early redemption of FFC's outstanding subordinated notes originally scheduled to mature in November 1999. First quarter 1995 results included a $4.0 million acquisition charge, or $0.14 per share, related to the FirstRock acquisition.

         Fully diluted earnings per share for the 1996 quarter amounted to $0.57 per share prior to the extraordinary charge, while net income per share was $0.55 per share as compared to $0.36 per share for the 1995 quarter. Excluding the 1996 extraordinary item and the 1995 acquisition charge, the annualized return on assets for the first quarter of 1996 increased to 1.28% from 1.08% for 1995, while the annualized return on average equity for the first quarter of 1996 was 17.71%, compared to 17.79% for the first quarter of 1995.

Net Interest Income:

         Net interest income decreased $200,000 to $46.0 million during the first quarter of 1996 from $46.2 million for the first quarter of 1995, primarily due to a decrease in average balances of interest-earning assets and interest-bearing liabilities from $5.243 billion and $5.084 billion, respectively, in 1995 to $5.175 billion and $4.942 billion, respectively, in 1996. The net interest margin of 3.54% for the first quarter of 1996, however, was up from the 3.46% reported for the first quarter of 1995. The decrease in average interest-earning assets in 1996 was offset by an improvement in the earning-asset ratio from 103.13% in 1995 to 104.71% in 1996. The average yield of interest-earning assets (7.84% in 1995 versus 8.01% in 1996) increased by 17 basis points, which was the same as the increase in the average cost of interest-bearing liabilities (4.51% in 1995 versus 4.68% in 1996).

Interest Spread:

         The following table sets forth the weighted average yield earned on FFC's interest-earning assets, the weighted average interest rate paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the three months ended March 31, 1996 and 1995. A comparison of similar data at March 31, 1996 and 1995 is also shown.

                                            For the
                                       Three Months Ended            At
                                          March, 31,              March 31,
                                       ------------------     ---------------
                                         1996      1995        1996       1995
                                         ----      ----        ----       ----

Weighted average yield on
   interest-earning assets               8.01%     7.84%       7.97%      7.89%

Weighted average rate paid
   on deposits and borrowings            4.68      4.51        4.63       4.69
                                        -----     -----       -----      -----

Interest spread                          3.33%     3.33%       3.34%      3.20%
                                        =====     =====       =====      =====

Net interest margin (net
   interest income divided
   by earning assets)                    3.54%     3.46%       3.51%      3.32%
                                        =====     =====       =====      =====


       The interest spread remained stable at 3.33% for both the three months ended March 31, 1996 and 1995 due to the factors noted above. The interest margin was 3.54% for the three month period ended March 31, 1996 as compared to 3.46% for the first quarter of 1995. The interest spread and the net interest margin were 3.34% and 3.51%, respectively, at March 31, 1996 as compared to 3.20% and 3.32%, respectively, at March 31, 1995.

Provisions For Losses on Loans:

       Provisions for loan losses decreased slightly, by $200,000, for the first quarter of 1996 as compared to the 1995 period. Charge-offs for the first quarter of 1996 exceed provisions due to i) previously provided for charge-offs related to the manufactured housing portfolio and ii) lower provisions added to the loss allowances for residential mortgage loans based on current evaluations of the portfolio.

       The following table summarizes FFC's net charge-off experience by category for the three months ended March 31, 1996 and 1995.

                                                 For the Three Months
                                                    Ended March 31,
                                           -------------------------------
                                               1996                1995
                                           ------------        -----------
                                                Net                 Net
                                           Charge-offs         Charge-offs
                                           (Recoveries)        (Recoveries)
                                           ------------        ------------
Loan Type                                       (Dollars in thousands)

Credit cards                                  $2,116               $1,441
Manufactured housing                             192                  440
Residential real estate                          353                  128
Consumer and other                                69                  (37)
Commercial business                              169                  178
                                              ------               ------
                                              $2,899               $2,150
                                              ======               ======

Net charge-offs as a
  percent of average loans
  outstanding (annualized)                      0.32%                0.25%
                                              ======               ======


        The $700,000 increase in net charge-offs for the quarter ended March 31, 1996 versus the same period in 1995 relates primarily to the increase in credit card loan net charge-offs. While the current increased level of credit card loan net charge-offs is following the national trend, FFC's experience is at a somewhat lower percentage than the national averages. Management has increased the provisions for losses allocated to credit card loss allowances to keep pace with net charge-off experience and has increased the allowance at March 31, 1996 to 3.07% of credit card loan balances from 3.00% as of December 31, 1995.

        The OTS and the FDIC, as an integral part of their supervisory examination process, periodically review FF Bank's allowances for losses. These agencies may require FF Bank to recognize additions to the allowances based upon their judgment of information available to them at the time of their examination. A regularly scheduled supervisory examination by the OTS was completed in early 1996 and no material corrective actions were required.

        Management of FFC and FF Bank believe that the current level of provisions for losses are sufficient based upon its allowance criteria. See "Allowances for Loan Losses" for further discussion.

Non-Interest Income:

        Non-interest income was reported at $10.3 million for each of the quarters ended March 31, 1996 and 1995. Deposit fee income increased $500,000 in 1996. Insurance and brokerage sales commissions decreased $300,000 as FFC's insurance agency subsidiary realized a one-time premium in the first quarter of 1995. The gain on disposition of loans and MBSs increased $300,000 in 1996 due to the net effect of i) a realized gain of $1.2 million on the sale of available-for-sale MBSs during the first quarter of 1996, ii) an unrealized loss of $2.2 million recorded as a result of the impairment writedown of two mezzanine MBSs (see "Non-Performing MBSs") and iii) an increase of $1.2 million on gains achieved upon the sale of loans in the secondary mortgage market and the realization of related originated mortgage servicing rights ("OMSRs"). Gains realized from the sale of loans, and the recognition of related OMSRs, increased $1.2 million in 1996 due to the lower interest-rate environment prevailing during the first quarter of 1996 as borrowers shifted to longer term fixed-rate financing and as a result of a change in accounting methodology. (See Note I to Unaudited Consolidated Financial Statements). FFC sells long-term, fixed-rate mortgage loans in the normal course of interest-rate risk management. Gains or losses realized from the sale of loans held for sale and the recognition of related OMSRs can fluctuate significantly from period to period depending upon the volatility of interest rates and the volume of loan originations. Thus, results of sales in any one period may not be indicative of future results. Other income declined $400,000 in 1996 from 1995 as a result of interest realized in 1995 upon the settlement of open federal income tax issues relating to taxable years ending prior to 1989.

Non-Interest Expense:

        Non-interest expenses decreased approximately $7.6 million for the quarter ended March 31, 1996 as compared to the same period in 1995, primarily due to i) acquisition costs, totaling $6.5 million, incurred relative to the 1995 FirstRock acquisition and ii) the consolidation of operations following that aquisition. Non-interest expenses, excluding the FFC acquisition charge, decreased as a percentage of average assets to 2.17% for the first quarter of 1996 as compared to 2.22% for the same period in 1995. Controllable non-interest expenses, which exclude the amortization of intangible assets and the net cost of operations of foreclosed properties, decreased to 2.07% of average assets for the three months ended March 31, 1996 as compared to 2.13% for the same period in 1995. In addition, FFC's efficiency ratio (which represents the ratio of controllable expenses to recurring income) improved to 50.17% for the three months ended March 31, 1996, as compared to 51.79% for the corresponding 1995 period.

Income Taxes:

        Income tax expense increased $1.1 million for the first quarter of 1996 as compared to the first quarter of 1995 primarily as a result of a 43.8% increase in pretax income which was offset by the realization of a $1.4 million credit upon the completion of a federal tax audit for the taxable years 1989 through 1991. Upon completion of the audit, the settlement of certain issues resulted either in refunds of taxes previously paid or on which deferred tax allowances had been previously provided. Excluding the impact of the refund, the effective income tax rate, as a percent of pre-tax income, decreased slightly to 36.0% for the first quarter of 1996 from 37.5% in 1995.

Regulatory Issues:

         FF Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. Deposit insurance premiums to both the SAIF and the Bank Insurance Fund ("BIF") of the FDIC were identical when both funds were created in 1989, with an eight cent differential between the premiums paid by well-capitalized institutions and the premiums paid by under-capitalized institutions (23 cents to 31 cents per $100 of assessable deposits). Deposit insurance premiums for the SAIF and the BIF, which insures deposits in national and state-chartered banks, are set to facilitate each fund achieving its designated reserve ratio. In August 1995, the FDIC determined that the BIF had achieved its designated reserve ratio and lowered BIF deposit insurance premium rates for all but the riskiest institutions. Effective January 1, 1996, BIF deposit insurance premiums for well-capitalized banks were further reduced to the statutory minimum of $2,000 per institution per year. Because the SAIF remains significantly below its designated reserve ratio, SAIF deposit insurance premiums were not reduced and remain at 0.23% to 0.31% of deposits, based upon an institution's supervisory evaluations and capital levels. The current discrepancy in deposit insurance premiums between the BIF and the SAIF could place FF Bank at a competitive disadvantage to BIF insured institutions.

        The current financial condition of the SAIF has resulted in proposed legislation to recapitalize the SAIF through a one-time special assessment (of approximately 80 cents to 85 cents per $100 of assessable SAIF deposits as of March 31, 1995) and in legislation to then merge the SAIF into the BIF. If the special assessment is enacted, a special one-time assessment of approximately $24.0 million, net of tax effect, would be imposed on FF Bank. After the special assessment, it is expected that the SAIF would achieve its designated reserve ratio and that SAIF premium rates would then become comparable to BIF rates. FFC is unable to predict whether this legislation will be enacted or the amount or applicable retroactive date of any one-time assessment or the rates that would then apply to assessable SAIF deposits.

        Legislation also has been proposed that could eliminate the federal savings association charter. If such legislation is enacted, FF Bank would be required to convert its federal savings bank charter to either a national bank charter or to a state depository institution charter. Pending legislation may provide relief as to recapture of the bad debt deduction for federal tax purposes that otherwise would be applicable if FF Bank converted its charter, provided that FF Bank meets a proposed residential loan origination requirement. Pending legislation also may result in FFC becoming regulated at the holding company level by the Federal Reserve Board rather than by the OTS. Regulation by the Federal Reserve Board could subject FFC to capital requirements that are not currently applicable to FFC as a holding company under OTS regulation and may result in statutory limitations on the type of business activities in which FFC may engage at the holding company level, which business activities currently are not restricted. FFC is unable to predict whether such legislation will be enacted or, if enacted, whether it will contain relief as to the recapture of bad debt deductions previously taken or the effect on regulatory capital requirements.

                           FORWARD-LOOKING STATEMENTS

        Various discussions in this Quarterly Report filed with the Securities and Exchange Commission ("SEC") include certain forward-looking statements based on management's current expectations. Those factors which could cause future results to vary from these expectations include, and are not limited to, i) general market rates, ii) general economic conditions, iii) legislative/regulatory changes, iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, v) changes in the quality or composition of FFC's loan and investment portfolios, vi) demand for loan products, vii) deposit flows, viii) competition, ix) demand for financial services in FFC's markets, and x) changes in accounting principles, policies or guidelines. Additional factors are described in FFC's other public reports filed with the SEC.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

       a.       Exhibits:

                     Exhibit 11 - Computation of Earnings Per Share

                     Exhibit 27 - Financial Data Schedules

       b.       Reports on Form 8-K:

                     None

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FIRST FINANCIAL CORPORATION


Date: May 10, 1996                    /s/ John C. Seramur
                                     --------------------
                                      John C. Seramur, President
                                      (Chief Executive Officer) and Director





Date: May 10, 1996                    /s/ Thomas H. Neuschaefer
                                     --------------------------
                                      Thomas H. Neuschaefer
                                      Vice President, Treasurer and Chief
                                      Financial Officer