Form 10-Q
period 1996-06-30
FIRST FINANCIAL CORP /WI/
filed 1996-08-08
CIK 735553

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-Q
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1996
                               --------------------------------

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to _____________

                         Commission File Number 0-11889

                           FIRST FINANCIAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

         Wisconsin                                            39-1471963
         ---------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                1305 Main Street, Stevens Point, Wisconsin 54481
                ------------------------------------------------
                     (Address of principal executive office)

                                 (715) 341-0400
                                 --------------
              (Registrant's telephone number, including area code)

   --------------------------------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              --       --

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock, par value $1.00 per share              29,909,506 Shares
   ---------------------------------------           ----------------------
                  Class                            Outstanding at July 31, 1996

                           FIRST FINANCIAL CORPORATION

                                 Form 10-Q Index


- --------------------------------------------------------------------------------



Part I -       Financial Information
               ----------------------

               Consolidated Balance Sheets as of June 30, 1996
                  (Unaudited) and December 31, 1995

               Unaudited Consolidated Statements of Income for
                  the Three Months and Six Months Ended June 30,
                  1996 and 1995

               Unaudited Consolidated Statement of Changes In
                  Stockholders' Equity for the Six Months Ended
                  June 30, 1996

               Unaudited Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 1996 and
                  1995

               Notes to Unaudited Consolidated Financial Statements

               Management's Discussion and Analysis:
                  Comparison of the Consolidated Balance Sheets
                  at June 30, 1996 (Unaudited) and December 31,
                  1995

                  Comparison of the Unaudited Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 1996 and 1995


Part II -      Other Information
               -----------------

               Item 6.  Exhibits and Reports on Form 8-K

Signatures
- ----------

Exhibits
- --------

                           FIRST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    June 30,
                                                                      1996               December 31,
                                                                   (Unaudited)               1995
                                                                   -----------               ----
                                                                             (In thousands)
Cash                                                              $  125,883             $  123,379
Federal funds sold                                                     4,381                 34,929
Interest-earning deposits                                             29,244                 13,801
                                                                  ----------             ----------
     Cash and cash equivalents                                       159,508                172,109

Securities available for sale (at fair value):
     Investment securities                                           148,841                 80,999
     Mortgage-related securities                                     780,881                571,293
Securities held to maturity (at amortized cost):
     Investment securities (fair
       value of $ 93,512,000--1996
       and 119,063,000--1995)                                         94,702                119,426
     Mortgage-related securities
       (fair value of $653,442,000
       --1996 and $691,060,000--1995)                                659,947                699,468
Loans receivable:
     Held for sale                                                    15,617                 26,651
     Held for investment                                           3,486,927              3,590,149
Foreclosed properties and repossessed assets                           2,285                  3,379
Real estate held for investment or sale                                8,720                  8,289
Office properties and equipment, at cost                              51,131                 51,124
Intangible assets, less accumulated amortization                      18,952                 21,481
Other assets                                                         151,783                126,740
                                                                  ----------             ----------
                                                                  $5,579,294             $5,471,108
                                                                  ==========             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Checking                                                     $  460,559             $  473,203
     Money market accounts                                           366,969                310,545
     Passbook                                                        696,065                687,960
     Certificates of deposit                                       2,922,459              2,952,817
                                                                  ----------             ----------
       Total deposits                                              4,446,052              4,424,525

Borrowings                                                           640,911                570,508
Advance payments by borrowers
     for taxes and insurance                                          44,984                 13,206
Other liabilities                                                     39,442                 77,952
                                                                  ----------             ----------
        Total liabilities                                          5,171,389              5,086,191
                                                                  ----------             ----------

Stockholders' equity:
     Serial preferred stock, $1 par
       value, 3,000,000 shares
       authorized; none outstanding
     Common stock, $1 par value,
       75,000,000 shares authorized;
       shares issued and outstanding:
       29,905,406-June 30, 1996;
       29,676,365-December 31, 1995                                   29,905                 29,676
     Additional paid-in capital                                       50,860                 49,756
     Net unrealized loss on
       securities available for sale                                  (9,627)                (6,021)
     Common stock purchased by
       employee benefit plan                                            (271)                  (271)
     Retained earnings                                               337,038                311,777
                                                                  ----------             ----------
       Total stockholders' equity                                    407,905                384,917
                                                                  ----------             ----------
                                                                  $5,579,294             $5,471,108
                                                                  ==========             ==========

See notes to unaudited consolidated financial statements.


                                                     FIRST FINANCIAL CORPORATION
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)

                                                              Three Months Ended                     Six Months Ended
                                                                   June 30,                              June 30,
                                                             --------------------                  --------------
                                                               1996             1995                 1996             1995
                                                             ---------        ---------            ---------        ------
                                                                              (In thousands, except
                                                                                per share amounts)
Interest income:
   Mortgage loans                                            $ 43,406         $ 45,927              $ 89,285        $ 91,450
   Other loans                                                 31,374           29,448                63,033          57,807
   Mortgage-related securities                                 20,658           25,636                42,487          51,116
   Investments                                                  6,501            3,723                10,756           7,163
                                                             --------         --------              --------        --------
     Total interest income                                    101,939          104,734               205,561         207,536
Interest expense:
   Deposits                                                    49,678           49,949               100,045          95,116
   Borrowings                                                   6,534            9,278                13,820          20,715
                                                             --------         --------              --------        --------
     Total interest expense                                    56,212           59,227               113,865         115,831
                                                             --------         --------              --------        --------
     Net interest income                                       45,727           45,507                91,696          91,705
Provision for losses on loans                                   2,180            2,073                 4,080           4,192
                                                             --------         --------              --------        --------
                                                               43,547           43,434                87,616          87,513
Non-interest income:
   Deposit account service fees                                 3,334            2,974                 6,476           5,594
   Loan fees and service charges                                3,020            2,801                 5,749           5,258
   Insurance and brokerage commissions                          1,779            1,734                 3,611           3,786
   Service fees on loans sold                                   1,564            1,787                 3,097           3,756
   Gain on disposition of loans and
     mortgage-related securities, net                             447              245                   708             282
   Gain on sale of investment
     securities available for sale                                391               --                   404              11
   Other                                                          843              828                 1,590           1,935
                                                             --------         --------              --------        --------
     Total non-interest income                                 11,378           10,369                21,635          20,622
                                                             --------         --------              --------        --------
     Operating income                                          54,925           53,803               109,251         108,135
Non-interest expense:
   Compensation, payroll taxes
     and benefits                                              11,183           10,960                23,266          24,137
   Federal deposit insurance premiums                           2,542            2,529                 5,103           5,058
   Occupancy                                                    2,374            2,180                 4,832           4,530
   Data processing                                              1,885            1,888                 3,750           3,613
   Loan expenses                                                1,883            1,547                 3,604           3,002
   Telephone and postage                                        1,587            1,607                 3,285           3,300
   Marketing                                                    1,613            2,062                 3,270           4,177
   Furniture and equipment                                      1,254            1,485                 2,614           2,897
   Amortization of intangible assets                            1,265            1,311                 2,529           2,622
   Net cost from operations of fore-
     closed properties                                           (183)             (25)                 (123)             (7)
   Acquisition-related costs                                       --               --                    --           6,458
   Other                                                        2,890            2,959                 5,558           5,714
                                                             --------         --------              --------        --------
     Total non-interest expense                                28,293           28,503                57,688          65,501
                                                             --------         --------              --------        --------
Income before income taxes and extra-
   ordinary item                                               26,632           25,300                51,563          42,634
Income taxes                                                    9,051            8,995                16,648          15,502
                                                             --------         --------              --------        --------
Income before extraordinary item                               17,581           16,305                34,915          27,132
Extraordinary item                                                 --               --                  (686)             --
                                                             --------         --------              --------        --------

Net income                                                   $ 17,581         $ 16,305              $ 34,229        $ 27,132
                                                             ========         ========              ========        ========

Earnings per share:
   Primary:
     Income before extraordinary item                        $   0.58         $   0.54              $   1.14        $   0.90
     Extraordinary item                                            --               --                 (0.02)             --
                                                             --------         --------              --------        --------
     Net income                                              $   0.58         $   0.54              $   1.12        $   0.90
                                                             ========         ========              ========        ========
  Fully diluted:
     Income before extraordinary item                        $   0.58         $   0.54              $   1.14        $   0.90
     Extraordinary item                                            --               --                 (0.02)             --
                                                             --------         --------              --------        --------
     Net income                                              $   0.58         $   0.54              $   1.12        $   0.90
                                                             ========         ========              ========        ========

Cash dividends per share                                     $   0.15         $   0.12              $   0.30        $   0.24
                                                             ========         ========              ========        ========

See notes to unaudited consolidated financial statements.


                                                    FIRST FINANCIAL CORPORATION
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                             (Unaudited)



                                                    Net
                                                Unrealized
                                  Common          Holding           Common
                                Stock and         Loss on           Stock
                               Additional       Securities        Purchased
                                 Paid-In         Available         by ESOP         Retained        Stockholders'
                                 Capital         For Sale            Plan          Earnings           Equity
                                 -------         --------            ----          --------           ------
                                                                 (In thousands)
Balances at
  December 31, 1995           $ 79,432         $ (6,021)        $  (271)        $311,777            $384,917


Net income for the
  six months ended
  June 30, 1996                                                                   34,229              34,229

Cash dividends paid
  ($0.30 per share)                                                               (8,968)             (8,968)

Exercise of stock
  options                        1,333                                                                 1,333

Change in net un-
  realized holding
  loss on securities
  available for
  sale, net of tax                               (3,606)                                              (3,606)
                              --------         --------         -------         --------            --------

Balances at
  June 30, 1996               $ 80,765         $ (9,627)        $  (271)        $337,038            $407,905
                              ========         ========         =======         ========            ========



See notes to unaudited consolidated financial statements.


                                                     FIRST FINANCIAL CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                                ----------------------------
                                                                                                   1996                 1995
                                                                                                ----------           -------
                                                                                                        (In thousands)

OPERATING ACTIVITIES
   Net income                                                                                   $  34,229            $  27,132
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Decrease (increase) in accrued interest on loans                                                898               (2,941)
      Increase in accrued interest on deposits                                                      2,706                5,876
      Loans originated for sale                                                                  (138,695)             (79,680)
      Proceeds from sales of loans held for sale                                                  172,115               64,883
     Provision for depreciation                                                                     2,938                2,937
      Provision for losses on loans                                                                 4,080                4,192
      Provision for losses on real estate and other assets                                           (332)                 644
      Unrealized loss on impairment of mortgage-related securities                                  4,900                   --
      Amortization of cost in excess of net assets of
        acquired businesses                                                                           396                  416
      Amortization of core deposit intangibles                                                      2,133                2,206
      Amortization of mortgage servicing rights                                                       907                  423
      Net gain on sales of loans and assets                                                        (6,012)                (325)
      Other-net                                                                                   (27,303)               2,110
                                                                                                ---------            ---------
     Net cash provided by operating activities                                                     52,960               27,873

INVESTING ACTIVITIES

   Proceeds from sales of investment securities available for sale                                  2,513               33,771
   Proceeds from sales of mortgage-related securities available
     for sale                                                                                     334,923                   --
   Proceeds from maturities of investment securities held
     to maturity                                                                                   54,309                2,382
   Proceeds from maturities of investment securities available for
     sale                                                                                           5,247                   --
   Purchases of investment securities held to maturity                                            (29,849)             (35,333)
   Purchases of investment securities available for sale                                          (77,994)                  --
   Purchases of mortgage-related securities available for sale                                   (458,337)                  --
   Principal payments received on mortgage-related securities                                     111,251              112,570
   Principal received on loans receivable                                                         334,750              259,151
   Loans originated for portfolio                                                                (421,684)            (324,126)
   Additions to office properties and equipment                                                    (2,634)              (2,253)
   Proceeds from sales of foreclosed properties and
     repossessed assets                                                                             4,269                3,705
                                                                                                ---------            ---------
     Net cash provided by (used in) investing activities                                         (143,236)              49,867

FINANCING ACTIVITIES

   Net increase in deposits                                                                        18,821              123,113
   Net increase in advance payments by borrowers for
     taxes and insurance                                                                           31,778               35,720
   Funding of official checks for borrower tax escrows                                            (35,692)             (34,953)
   Net increase (decrease) in short-term borrowings                                               (11,297)              86,050
   Proceeds from borrowings                                                                       887,500              578,223
   Repayments of borrowings                                                                      (805,800)            (852,113)
   Proceeds from exercise of stock options                                                          1,333                2,267
   Proceeds from vesting of employee benefit plans                                                     --                1,139
   Payments of cash dividends to stockholders                                                      (8,968)              (7,048)
                                                                                                ---------            ---------
     Net cash provided by (used in) financing activities                                           77,675              (67,602)
                                                                                                ---------            ---------

Increase (decrease) in cash and cash equivalents                                                  (12,601)              10,138
Cash and cash equivalents at beginning of period                                                  172,109              118,978
                                                                                                ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $ 159,508            $ 129,116
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

        The financial statements reflect adjustments, all of which are of a normal recurring nature, and in the opinion of management, necessary for a fair statement of the results for the interim periods, and are presented on an unaudited basis. The operating results for the first six months of 1996 are not necessarily indicative of the results which may be expected for the entire 1996 fiscal year. The December 31, 1995 balance sheet included herein is derived from the consolidated financial statements included in FFC's 1995 Annual Report to Shareholders. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in FFC's 1995 Annual Report to Shareholders. See Note B for information relative to business combinations.


NOTE B - FIRST FINANCIAL CORPORATION

        At June 30, 1996, FFC conducted business as a nondiversified unitary thrift holding company and its principal asset was all of the capital stock of FF Bank. The primary business of FFC is the business of FF Bank. FFC's activities are currently comprised of providing limited administrative services to FF Bank.

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

        On February 28, 1995 FirstRock had assets (unaudited) of $376,473,000 and shareholders' equity (unaudited) of $48,430,000. The total income and net income (loss) for the two-month period ended February 28, 1995 (unaudited), which reflects the pre-merger results of FFC and FirstRock that are included in the first six months of 1995 results of operations, are as follows:



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

NOTE C - EARNINGS PER SHARE

        Primary and fully diluted earnings per share for the periods ended June 30, 1996 and 1995 have been determined based on the weighted average number of common shares outstanding during each period and common equivalent shares, using the treasury share method, outstanding at the end of each period. FFC's common stock equivalents consist entirely of stock options. Weighted average common shares have been adjusted for all periods presented to reflect the restatement for FirstRock shares. See Exhibit 11 to this Report for a detailed computation of earnings per share.

NOTE D - CONTINGENT LIABILITIES

        FF Bank has previously entered into agreements whereby, for an annual fee, letters of credit are issued by FF Bank in connection with the issuance of industrial development revenue bonds. At June 30, 1996, bond issues totaling $7.1 million are supported by such letters of credit. At June 30, 1996, each of the outstanding bonds for which FF Bank has issued letters of credit is current with regard to debt service payments.

NOTE E - DIVIDENDS PAID OR DECLARED TO STOCKHOLDERS

        The Board of Directors of FFC on May 16, 1996, declared a $0.15 per share quarterly cash dividend payable on June 28, 1996 to shareholders of record of FFC common stock on June 14, 1996.

NOTE F - REGULATORY CAPITAL REQUIREMENTS

        Current Office of Thrift Supervision ("OTS") regulatory capital requirements for federally-insured thrift institutions include a tangible capital to tangible assets ratio, a core leverage capital to adjusted tangible assets ratio and a risk-based capital measurement based upon assets weighted for their inherent risk.

As of June 30, 1996, FF Bank exceeded all OTS capital requirements as displayed below.

                                               Required                Actual
                                                 OTS                   FF Bank
                                                Ratio                   Ratio
                                                -----                   -----

Tangible capital                                1.50%                    6.77%
Core leverage capital                           3.00                     7.03
Risk-based capital                              8.00                    15.21


The OTS has adopted a final rule, effective March 4, 1994, disallowing any new core deposit intangibles, acquired after the rule's effective date, from counting as regulatory capital. Core deposit intangibles acquired prior to the effective date have been grandfathered for purposes of this rule. At June 30, 1996, FFC had core deposit intangibles of $15.2 million, all of which have been grandfathered from this OTS rule. The OTS has added an interest-rate risk calculation such that an institution with a measured interest-rate risk exposure greater than specified levels must deduct an interest-rate risk component when calculating the OTS risk-based capital requirement. Final implementation of this rule was pending at June 30, 1996. The OTS also has proposed to increase the minimum required core capital ratio from the current 3.00% to a range of 4.00% to 5.00% for all but the most healthy financial institutions. Management of FFC and FF Bank do not believe these rules will significantly impact the capital requirements of FF Bank or cause FF Bank to fail to meet its regulatory capital requirements.

NOTE G - EXTRAORDINARY ITEM

         In January 1996, FFC redeemed all of its outstanding 8% Subordinated Notes due November 1999 (which aggregated $54,925,000 at the date of redemption). The net after-tax cost associated with this redemption, $686,000 or $0.02 per share, has been reported as an extraordinary charge in the first quarter of 1996. This transaction was funded principally through a dividend from FF Bank.

NOTE H - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                             For The
                                                         Six Months Ended
                                                             June 30,
                                                       1996            1995
                                                      -------         -----
                                                          (In thousands)

Supplemental disclosure of cash flow information:
   Cash paid or credited to accounts during
      period for:
     Interest on deposits and borrowings              $111,090        $110,255
     Income taxes                                       16,877          17,516
   Non-cash investing activities:
     Mortgage loans transferred to held for sale
      portfolio                                         21,775             846
     Loans receivable transferred to foreclosed
      properties                                         3,214           3,704
     Increase in net unrealized holding loss
      on securities available for sale                  (3,606)         (4,726)
     Mortgage loans securitized and transferred to
      mortgage-related securities available for sale   161,087              --


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

       The results for the second quarter and the first six months of 1996 include gains of $969,000 ($640,000 after tax) and $1.8 million ($1.2 million after tax), respectively, resulting from the capitalization of such originated mortgage servicing rights.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


                  COMPARISON OF THE CONSOLIDATED BALANCE SHEETS
               AT JUNE 30, 1996 (UNAUDITED) WITH DECEMBER 31, 1995

General:

          Total assets increased to $5.579 billion at June 30, 1996 from $5.471 billion at December 31, 1995. Deposits increased to $4.446 billion at June 30, 1996 from $4.425 billion at year-end 1995 while borrowings increased to $640.9 million from $570.5 million during the same time frame. Advance payments by borrowers for taxes and insurance increased by $31.8 million between December 31, 1995 and June 30, 1996 and other liabilities decreased $38.5 million from December 31, 1995 to June 30, 1996. Stockholders' equity at June 30, 1996 was $407.9 million, up from $384.9 million at year-end 1995.

Liquidity and Capital Resources:

          At June 30, 1996, total consolidated liquidity, consisting of cash, cash equivalents, and investment securities represented 7.22% of FFC's total assets compared with 6.81% at December 31, 1995. FF Bank is in compliance with requirements relating to minimum levels of liquid assets as defined by OTS regulations. The ongoing management of liquid assets is an integral part of FFC's overall asset/liability management program as described below under "Asset/Liability Management." The cash and securities portfolios are among the most flexible assets available for shorter term liability matching. Total consolidated liquidity at June 30, 1996 increased by $30.5 million as compared to December 31, 1995 liquidity as a result of the net effect of significant changes in various categories of assets and liabilities during the six-month interim period. Some of the more significant changes in these categories, including liquid assets, are summarized as follows:


   Consolidated                        Balance                                    Balance
   Balance Sheet                     December 31,           Increases             June 30,
  Classification                         1995              (Decreases)              1996
- -------------------                  ------------          -----------            --------
                                                         (In thousands)

Cash and cash equivalents            $  172,109             $ (12,601)          $  159,508
Securities available for
 sale:
  Investment securities                  80,999                67,842              148,841
  Mortgage-related
   securities                           571,293               209,588              780,881
Securities held to
 maturity:
  Investment securities                 119,426               (24,724)              94,702
  Mortgage-related
   securities                           699,468               (39,521)             659,947
Loans receivable, in-
 cluding loans held
 for sale                             3,616,800              (114,256)           3,502,544
Office properties                        51,124                     7               51,131
Intangible assets                        21,481                (2,529)              18,952
Deposits                              4,424,525                21,527            4,446,052
Borrowings                              570,508                70,403              640,911
Advance payments by
 borrowers for taxes
 and insurance                           13,206                31,778               44,984
Other liabilities                        77,952               (38,510)              39,442
Stockholders' equity                    384,917                22,988              407,905

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

        On an unconsolidated basis, FFC had cash of $10.3 million. During the first quarter of 1996, FFC redeemed its subordinated debt of $54.9 million (See Note G to the unaudited consolidated financial statements). The principal ongoing sources of funds for FFC are dividends from FF Bank. Applicable rules and regulations of the OTS impose limitations on capital distributions by savings institutions such as FF Bank. Savings institutions such as FF Bank which have capital in excess of all capital requirements before and after a proposed capital distribution are permitted, after giving prior notice to the OTS, to make capital distributions during a calendar year up to the greater of (i) 100% of net income to date during the calendar year, plus the amount that would reduce by 1/2 its "surplus capital ratio" (the excess capital over its capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period.

Total Loans Receivable and Held for Sale:

        Total loans, including loans held for sale, decreased $114.3 million from $3.617 billion at December 31, 1995 to $3.503 billion at June 30, 1996. Total loans are summarized below as of the dates indicated.

                                                        June 30,             December 31,          Increase
                                                          1996                   1995             (Decrease)
                                                      -------------          ------------         ----------
                                                                             (In thousands)
Real estate loans:
    One- to four-family                                $1,868,988              $2,038,103         $(169,115)
    Multi-family                                          240,879                 220,772            20,107
    Commercial and non-residential                        176,715                 153,173            23,542
                                                       ----------              ----------         ---------
       Total real estate loans                          2,286,582               2,412,048          (125,466)

Other loans:
    Consumer                                              399,569                 362,659            36,910
    Home equity                                           285,234                 284,700               534
    Education                                             255,978                 240,650            15,328
    Credit cards                                          210,922                 214,107            (3,185)
    Manufactured housing                                  121,080                 139,385           (18,305)
    Business                                               13,462                  17,198            (3,736)

Less net items to loans receivable                        (70,283)                (53,947)          (16,336)
                                                       ----------              ----------         ---------

Total loans (including loans held
    for sale)                                          $3,502,544              $3,616,800         $(114,256)
                                                       ==========              ==========         =========


          The decrease in total loans during the first six months of 1996 was due to a $125.5 million decrease in real estate loans. This decrease was primarily the result of the net effect of i) originations of $406.8 million offset by ii) repayments of $214.5 million, iii) loan sales of $172.1 million, and iv) the securitization of $161.1 million of seasoned fixed-term fixed-rate mortgage loans transferred to the mortgage-related securities portfolio. For a further discussion of loan origination activity, see "Loan Originations".

          Consumer loans increased $36.9 million and education loans increased $15.3 million in 1996 as customer usage of these products continues to grow. Manufactured housing loan balances decreased $18.3 million as FFC had previously ceased originating manufactured housing loans and the portfolio continues to make scheduled repayments.

          Mortgage loans held for sale were $15.6 million at June 30, 1996 as compared to $26.7 million at the end of 1995. Off-balance sheet commitments to extend credit and to sell mortgage loans totaled $44.7 million and $20.8 million, respectively, at June 30, 1996 as compared to $40.2 million and $43.3 million, respectively, at December 31, 1995. During the six months ended June 30, 1996, market interest rates moved slightly lower than year-end 1995 rates early in 1996 but then trended upward from year-end levels for the remainder of the first six months. The fair value of on-balance sheet mortgage loans held for sale and off- balance sheet commitments to originate and sell mortgage loans can vary substantially depending upon the movement of interest rates. Management utilizes various methods to insulate FFC from the effects of such interest-rate movements, principally by securing forward commitments to sell loans in the secondary mortgage market. However, there can be no assurance that these means will be totally effective. Future operations may be affected by the above-discussed risk factors.

Mortgage-Related Securities:

          The mortgage-related securities ("MBS") portfolio increased $170.1 million during the six months ended June 30, 1996 primarily as a result of the net effect of i) the purchase of $458.3 million of adjustable rate U.S.Government agency-backed MBSs and ii) the aforementioned securitization of $161.1 million of mortgage loans transferred to the mortgage-related securities portfolio offset by iii) sales of MBSs having an aggregate par value of $331.7 million and iv) principal repayments of $111.3 million. At the end of the second quarter, FF Bank had commitments to purchase adjustable rate U.S. Government agency-backed MBSs having an aggregate par value of $92.4 million. Also, see "Non-Performing MBSs" for discussion of non-performing MBSs.

          The following tables set forth, at the dates indicated, the composition of the MBS portfolio including issuer, security type and financial statement carrying value as well as classification according to available-for-sale or held-to-maturity status:

                                                Carrying Value At
                                            June 30,           December 31,
                                             1996                 1995
                                          -----------         --------
                                                 (In thousands)

Issuer/Security Type
  U.S. Government agencies:
     Mortgage-backed certificates          $  783,139           $  349,216
     Collateralized mortgage
      obligations ("CMOs")                    287,499              342,190
                                           ----------           ----------
       Total agencies                       1,070,638              691,406
                                           ----------           ----------

  Private issuers:
     Mortgage-backed certificates
       Senior position                        332,114              480,839
       Mezzanine position                      37,564               97,904
     CMOs                                         512                  612
                                           ----------           ----------
       Total private issuers                  370,190              579,355
                                           ----------           ----------

       Totals                              $1,440,828           $1,270,761
                                           ==========           ==========

Financial Statement Classification
  Available-for-sale portfolio             $  780,881           $  571,293
  Held-to-maturity portfolio                  659,947              699,468
                                           ----------           ----------

       Total carrying value                $1,440,828           $1,270,761
                                           ==========           ==========


     During the first six months of 1996, FFC reduced its holdings of private issue MBSs by $209.2 million from $579.4 million at the end of 1995 to $370.2 million at June 30, 1996. This decrease included a $60.3 million reduction in mezzanine position MBSs due to i) the sale of seven securities, at a nominal loss, having an aggregate carrying value of $55.9 million and ii) a $5.0 million writedown of three private-issue MBSs (See "Non-Performing MBSs").

     FFC's investment in private-issuer MBSs has declined significantly in 1994, 1995 and 1996 due to prepayments and sales. The following table sets forth the carrying value of FFC's private-issuer MBSs as of the indicated dates:

                                         At
                                      June 30,                          At December 31,
                                                          -------------------------------------------------
                                        1996                 1995                1994                 1993
                                     ----------           ----------          ----------           ---------
                                                                            (In thousands)
Private issuers:
  Senior position                    $  332,114           $  480,839          $  649,294           $  912,461
  Mezzanine position                     37,564               97,904             107,721              220,576
  CMOs                                      512                  612               2,115                3,205
                                     ----------           ----------          ----------           ----------
     Total                           $  370,190           $  579,355          $  759,130           $1,136,242
                                     ==========           ==========          ==========           ==========

Private issue
  portfolio as
  % of total MBSs                          25.7%                45.6%               52.2%                85.8%
                                     ==========           ==========          ==========           ==========


     FFC's portfolio of MBSs totaled approximately $1.44 billion at June 30, 1996 and, except for those securities discussed in "Non-Performing MBSs," were either i) U.S. Government agency-backed or ii) rated at a minimum of investment grade quality by at least one nationally recognized independent rating agency.

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


                                           June 30,           December 31,
                                            1996                  1995
                                       -------------          ----------
                                                  (In thousands)
Loans Delinquent 30-59 Days
  Residential real estate                 $ 8,998               $ 7,945
  Manufactured housing                      2,236                 2,888
  Credit card                               2,264                 2,555
  Commercial real estate                       85                   303
  Consumer, student and other               9,701                 9,519
                                          -------               -------
                                          $23,284               $23,210
                                          =======               =======
Loans Delinquent 60-90 Days
  Residential real estate                 $ 1,331               $ 1,193
  Manufactured housing                        776                   766
  Credit card                               1,294                 1,315
  Commercial real estate                      498                   606
  Consumer, student and other              10,879                 9,734
                                          -------               -------
                                          $14,778               $13,614
                                          =======               =======

Total Loans Delinquent 30-90 Days
  Residential real estate                 $10,329               $ 9,138
  Manufactured housing                      3,012                 3,654
  Credit card                               3,558                 3,870
  Commercial real estate                      583                   909
  Consumer, student and other              20,580                19,253
                                          -------               -------
                                          $38,062               $36,824
                                          =======               =======


        At June 30, 1996, the 30-90 day delinquencies increased $1.3 million to $38.1 million from $36.8 million at year-end 1995. As a percent of total loans receivable, these loan delinquencies increased from 1.02% at the end of 1995 to 1.09% at June 30, 1996. The increase in 30-90 day delinquencies relates to the net effect of changes of such delinquencies for various loan categories, including the following, i) an increase of $1.2 million for residential mortgage loans, ii) an increase of $1.0 million for commercial business loans and iii) a decrease of $600,000 for manufactured housing loans. Similar delinquencies for other categories of loans changed by lesser amounts and tended to offset.

The residential mortgage delinquency increase is due to a combination of certain collection system problems which have been corrected and a somewhat higher delinquency experience recently exhibited by the mortgage borrowers in the aggregate. A similar rise in mortgage delinquencies has been noted on a national basis and FFC is closely monitoring its efforts to counter this recent trend.

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

Non-Accrual Loans:

        FFC places loans into a non-accrual status when loans are contractually delinquent more than 90 days. If appropriate, loans may be placed into non-accrual status prior to becoming 90 days delinquent based upon management's analysis. Non-accrual loans are summarized, for the dates indicated, in the following table:



                                           June 30,                December 31,
                                            1996                       1995
                                        -------------              ------------
                                                      (In thousands)

One- to four-family residential            $ 6,769                   $ 6,449
Multi-family residential                       287                       873
Commercial and other real estate               170                       162
Manufactured housing                           930                       926
Consumer and other                           4,096                     3,836
                                           -------                   -------
                                           $12,252                   $12,246
                                           =======                   =======


        Non-accrual  loans  remained  steady at $12.3  million at June 30,  1996 versus $12.2 million at December 31, 1995. As a percentage of net loans receivable, non-accrual loans increased slightly to 0.35% at June 30, 1996 from 0.34% at December 31, 1995. The 1996 net increase in non-accrual loans reflects the offsetting effect of an increase in credit card loan non-accrual loans of $300,000 and a decrease of $200,000 in residential mortgage loan non-accrual accounts. The increase in credit card non-accrual loans is indicative of the national delinquency trends and statistics for this product, however, FFC continues to experience somewhat smaller increases in overall credit card delinquencies. This is demonstrated by a decrease of $300,000 in the 30-90 day delinquent credit card accounts between year-end 1995 and June 30, 1996, as scheduled in the previous section. The residential mortgage loan non-accrual decrease represents normal changes as loans either return to more current performance  (lesser  delinquency)  or  migrate  to  foreclosed  status  if  the delinquency is not cured. Consumer loan, manufactured housing loan and commercial mortgage loan non-accrual totals changed by lesser amounts. FFC has had no significant troubled debt restructurings during 1996.

        All loans included in non-accrual status have been considered by management in its review of the adequacy of allowances for loan losses.

Non-Performing MBSs:

        At June 30, 1996, FFC had two non-performing MBSs with a carrying value of $7.9 million, the estimated fair value of these securities. Each of these MBSs was originally structured as a mezzanine security, which is subordinate to the senior position of that issue but is structured to be superior to other subordinate positions designed to absorb first losses. FFC has not received full monthly payments on these securities since 1993. The payments have been interrupted due to delinquencies and foreclosures in the underlying mortgage portfolio and all of the cash flows are currently directed to owners of the senior position(s). Further delayed receipt of payments is probable. The underlying loans comprising these securities had been serviced by a California institution under the control of the Resolution Trust Corporation ("RTC"). During 1994 and 1995, servicing was transferred from the RTC to the trustee and subsequently to a third-party servicer. Availability of current information as to future performance of these MBSs continues to be limited.

        In 1994, independent national rating agencies downgraded these mezzanine securities to below investment grade. Subsequently, writedowns of $13.1 million, including $5.0 million in 1996, have been recorded reflecting permanent impairment of these securities having an original aggregate par value of approximately $21.8 million. The writedowns are based upon information from the rating agencies as well as discounted cash flow analyses performed by management, using current assumptions for delinquency levels, foreclosure rates, recovery ratios in the underlying portfolios, market prices, and other factors. Relative to both mezzanine issues, the positions subordinate to FFC have been eliminated and principal losses of approximately $5.2 million have been realized, including $4.4 million during 1996. These realized principal losses were anticipated in the aforementioned $13.1 million writedown previously taken.

        Independent national rating agencies have also downgraded, to below investment grade, additional MBSs of four unrelated issuers in which FFC has senior ownership positions having an aggregate par value, amortized cost and carrying value of $19.9 million, $19.4 million and $17.2 million, respectively, at June 30, 1996. Three of these senior position securities continue to be performing assets and are superior to subordinate positions amounting to 7.10% of the current aggregate par value of the related mortgage pool securities at June 30, 1996.

        Relative to the fourth senior position MBS, collateralized by multi-family properties located in California, the positions subordinate to FFC have been eliminated during 1996. Based upon this event and other factors, management has determined that permanent impairment of this security has occurred and the security, thus, has been written down in the second quarter of 1996 by $900,000 to its approximate fair value of $2.8 million. Principal losses of $104,000 have been realized since the writedown. This senior position security has otherwise continued to be a performing asset.

        As part of its current investment policy, FFC does not purchase any subordinated position MBSs and has further strengthened the criteria for private issuer MBS purchases.
No private issuer MBSs have been purchased since 1992.

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

        A summary of activity in the allowances for loan losses, for the three months and six months ended June 30, 1996 and 1995, follows:

                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                          June 30,
                                                             ------------------             ----------------------
                                                               1996           1995            1996            1995
                                                             --------       --------        --------        ------
                                                                               (In thousands)

Allowances at beginning of period                            $24,236        $25,149         $25,235         $25,180
Provisions                                                     2,180          2,073           4,080           4,192
Charge-offs                                                   (2,937)        (2,961)         (6,070)         (5,499)
Recoveries                                                       276            382             510             770
                                                             -------        -------         -------         -------
Allowances at end of period                                  $23,755        $24,643         $23,755         $24,643
                                                             =======        =======         =======         =======


        A discussion of loan loss provisions and charge-offs is presented in "Management's Discussion and Analysis--Comparison of the Unaudited Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 1996 and 1995." An analysis of allowances by loan category and the percentage of such allowances by category and in the aggregate to loans receivable at the dates indicated, follows:


                                                June 30, 1996                          December 31, 1995
                                         -------------------------                ----------------------
                                                        As Percentage                            As Percentage
                                         Allowance      Of Total Loans            Allowance     Of Total Loans
                                          Amount         In Category               Amount        In Category
                                          ------         -----------               ------        -----------
                                                                  (Dollars in thousands)

Credit cards                             $ 6,629                  3.14%           $ 6,425                   3.00%
Residential real estate                    6,874                   .34              7,726                    .34
Manufactured housing                       2,283                  1.89              3,034                   2.18
Commercial and non-resi-
    dential real estate                    3,684                  2.08              3,823                   2.50
Consumer                                   3,249                   .81              3,029                    .84
Home equity                                  546                   .19                562                    .20
Commercial business                          445                  3.31                585                   3.40
Education                                     45                   .02                 51                    .02
                                         -------                                  -------
                                         $23,755                   .68%           $25,235                    .70%
                                         =======                 =====            =======                  =====


        The allowances for loan losses were $23.8 million, or 0.68% of loans receivable, at June 30, 1996 compared to $25.2 million, or 0.70%, at December 31, 1995. The allowances for losses represented 193.89% of non-accrual loans at June 30, 1996 as compared to 206.07% at the end of 1995. The decrease in the aggregate allowances for losses from year-end 1995 to June 30, 1996 relates primarily to residential real estate loans and manufactured housing loans based upon the resolution of certain problem loan groups during 1996, for which allowances had been previously established. Management believes that the allowances for losses are sufficient based upon its current evaluations.

Foreclosed Properties and Repossessed Assets:

        Foreclosed properties and other repossessed assets are summarized, for the dates indicated, as follows:

                                           June 30,              December 31,
                                             1996                    1995
                                         -------------           -------------
                                                     (In thousands)

Foreclosed real estate properties           $ 2,378                  $ 3,967
Manufactured housing owned                      247                      303
Consumer and other repossessed assets            84                      102
                                            -------                  -------
                                              2,709                    4,372
Less allowances for losses                     (424)                    (993)
                                            -------                  -------
                                            $ 2,285                  $ 3,379
                                            =======                  =======


        Foreclosed properties, net of allowances for losses, decreased $1.1 million to $2.3 million at June 30, 1996 from $3.4 million at December 31, 1995.

        A summary of the activity in allowances for losses on foreclosed properties, for the three months and six months ended June 30, 1996 and 1995, is presented below.

                                                Three Months Ended           Six Months Ended
                                                     June 30,                     June 30,
                                                     --------                     --------
                                                  1996           1995         1996           1995
                                                  ----           ----         ----           ----
                                                                  (In thousands)
Allowances at beginning
 of period                                      $  868          $1,095      $  993         $1,146
Provisions                                        (332)             15        (332)            30
Charge-offs                                       (112)            (24)       (237)           (90)
                                                ------          ------      ------         ------
Allowances at end of
 period                                         $  424          $1,086      $  424         $1,086
                                                ======          ======      ======         ======


         The allowances for losses on foreclosed properties have been maintained at levels adequate to provide for reasonable potential losses within the existing foreclosed property portfolio. The most recent additions of foreclosed properties have been residential properties with lower risks which allows for the reduction of the allowance balance while realizing losses within the current portfolio of properties. Provisions for losses on foreclosed properties were credited during the second quarter of 1996 to reverse the allowance related to non-residential properties, none of which are in inventory at June 30, 1996.

         A large commercial real estate property (having a carrying amount of $1.0 million or greater) in Fort Worth, Texas included in foreclosed properties at December 31, 1995 was sold during the second quarter of 1996. Also included in the table below is a previously foreclosed property (Milwaukee) which was transferred to FFC and is currently classified as a real estate investment held for sale. These properties are carried at the lower of cost or fair value.

                                                   Carrying Value At
                                                   -----------------
Property                                     June 30,            December 31,
  Type           Property Location             1996                  1995
- --------         -----------------         -------------         -------------
                                                    (In thousands)

Retail           Milwaukee, Wisconsin        $ 1,049                 $ 1,089
Retail           Fort Worth, Texas                --                   1,000

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

        In general, classified assets include non-performing assets plus other loans and assets, including contingent liabilities (see Note D), meeting the criteria for classification. Non- performing assets include non-accrual loans, non-performing MBSs or assets i) which were previously loans which are not substantially performing under the contractual terms of the original notes, or
ii) for which known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with current contractual terms. This non-performing characteristic impacts directly upon the interest income normally expected from such assets. Specifically included are the loans held on a non-accrual basis, non-performing MBSs, and real estate judgments subject to redemption and foreclosed properties for which FF Bank has obtained title.

        Classified  assets,   including  non-performing  assets,  for  FF  Bank,
categorized by type of asset are set forth in the following table:


                                                    June 30,       December 31,
                                                     1996              1995
                                                 -------------     ------------
                                                         (In thousands)
Classified assets:
   Non-performing assets:
     Non-accrual loans                              $12,252          $12,246
     Non-performing MBSs                              7,930           12,858
     Real estate held for sale by FFC                 1,269            1,309
     Foreclosed properties and other
        repossessed assets                            2,285            3,379
                                                    -------          -------
          Total Non-Performing Assets                23,736           29,792

   Add back general valuation allowances net-
     ted against foreclosed properties above            424              993
   Adjustment for non-performing residential
     loans not classified due to low
     loan-to-appraisal value                           (626)            (584)
   Adjustment for real estate held for sale
     not included in FF Bank classified
     assets                                          (1,269)          (1,309)
   Additional classified performing loans:
     Residential real estate                            141            1,013
     Commercial real estate                           6,442            5,890
     Consumer and other                               1,004              698
   Additional classified performing MBS               2,775               --
                                                    -------          -------
          Total Classified Assets                   $32,627          $36,493
                                                    =======          =======


          During the six months ended June 30, 1996, classified assets decreased $3.9 million to $32.6 million from $36.5 million at December 31, 1995 as the net result of the $5.0 million decrease in the carrying value of two non-accrual mortgage-backed securities referred to previously (see "Non-Performing MBSs"), the $2.8 million addition of the performing senior position MBS collateralized by multi-family properties, as also discussed above, and the $1.7 million reduction in the combined foreclosed property inventory ($1.1 million) plus its related general allowance for loss add-back ($600,000). The changes in additional classifications for various other performing loan categories virtually offset as such commercial real estate mortgages and consumer-related loans increased and residential mortgage loans decreased. These additional classifications are based on certain characteristics identified as potential weaknesses. As a percentage of total assets, classified assets decreased from 0.67% at year-end 1995 to 0.58% at June 30, 1996.

                  The following table sets forth, at the dates indicated, one performing commercial real estate mortgage loan in excess of $1.0 million, included in classified assets due to the possible adverse effects of identifiable future events.

                                                      Loan Amount Classified
                                                      ----------------------
Property Type Of       Property                    June 30,         December 31,
Loan Collateral        Location                      1996               1995
- ----------------      ----------                 -----------        -----------
                                                         (In thousands)
Office/Land           Sheboygan, Wisconsin        $ 3,577               $3,596


          All adversely classified assets at June 30, 1996, have been considered by management in its evaluation of the adequacy of allowances for losses.

Deposits and Other Liabilities:

          Deposits increased $21.5 million during the six months ended June 30, 1996 including interest credits of $80.2 million. Excluding the interest credits, the net deposit withdrawals were reduced due to the success of a new program for short-term certificate of deposit accounts. The weighted average cost of deposits of 4.43% at June 30, 1996 was lower than the 4.55% reported at December 31, 1995.

          Advance payments by borrowers for taxes and insurance increased by $31.8 million during the first six months of 1996 as a result of the normal cumulative monthly escrow deposits made by borrowers less interim payments of taxes and insurance premiums.

          Other liabilities decreased $38.5 million from December 31, 1995 to June 30, 1996. The higher other liabilities balance at year-end 1995 represented the outstanding real estate property tax checks issued to municipalities on behalf of the borrowers and as those checks were paid during early 1996, other liabilities decreased significantly.

Borrowings:

          At June 30, 1996, FFC's consolidated borrowings increased to $640.9 million from $570.5 million at December 31, 1995. In January 1996, FFC redeemed all of its outstanding 8% Subordinated Notes due November, 1999, which aggregated $54.9 million at the date of redemption. This redemption was offset by a $138.1 million net increase in shorter-term FHLB advances used to fund the purchase of U.S. Government Agency mortgage-backed securities.

Stockholders' Equity:

          Stockholders' equity at June 30, 1996 was $407.9 million, or 7.31% of total assets, as compared to $384.9 million, or 7.04% of total assets, at December 31, 1995. The major changes in stockholders' equity included i) net income of $34.2 million earned during the first six months of 1996 offset by ii) cash dividend payments to stockholders of $9.0 million. Stockholders' equity per share increased from $12.97 per share at year-end 1995 to $13.64 per share at June 30, 1996.

Regulatory Capital:

          As set forth in Note F to the unaudited consolidated financial statements, FF Bank exceeds all regulatory capital requirements mandated by the OTS and FDIC.

Loan Originations:

          A comparison of loan originations for the first six months of 1996 and 1995, including loans originated for sale (but excluding purchases of MBSs), is set forth below:

                                                                  Six Months Ended June 30,
                                                -------------------------------------------------------
                                                  1996              Percent        1995         Percent
                                                --------            -------      --------       -------
                                                                   (Dollars in thousands)
Loan Type
 Mortgage:
   One- to four-family                          $  347,146           60.0%       $  195,499        49.2%
   Multi-family                                     19,429            3.4            12,630         3.2
   Commercial/non-residential                       40,185            6.9            10,733         2.7
                                                ----------          -----        ----------       -----
       Total mortgage origina-
         tions                                     406,760           70.3           218,862        55.1

 Consumer                                          137,469           23.7           105,563        26.6
 Student                                            33,585            5.8            41,026        10.3
 Home equity-net                                       533             .1            30,092         7.6
 Commercial business                                   579             .1             1,677          .4
                                                ----------          -----        ----------        ----
       Total loans originated                      578,926          100.0%          397,220       100.0%
                                                                    =====                         =====

 Decrease(increase) in undisbursed
    loan proceeds                                  (18,547)                           6,586
                                                ----------                       ----------
       Total loans disbursed                    $  560,379                       $  403,806
                                                ==========                       ==========


        Total loan originations increased to $578.9 million for the first six months of 1996 from $397.2 million for the same period in 1995. This net 1996 increase of $181.7 million was primarily attributable to a $187.9 million increase in mortgage loan originations.

        One- to four-family mortgage loan originations increased $151.6 million to $347.1 million for the first six months of 1996 as compared to $195.5 million for the same period in 1995. At June 30, 1996, one- to four-family mortgage loan applications in process and commitments totaled $72.9 million and $30.5 million, respectively, as compared to $51.2 million and $24.7 million at December 31, 1995. The increase in originations, applications in process, and commitments reflects increased borrower demand as interest rates during the first six months of 1996 were lower than the market interest rates during the same period in 1995. Approximately 37% of originations for the first six months of 1996 were adjustable-rate mortgage loans which are held for investment purposes. With the decrease in interest rates compared to the first six months of 1995, borrower preference has turned toward fixed-rate mortgage loans. Longer-term fixed-rate mortgages are normally sold into the secondary market.

        Consumer loan originations increased $31.9 million to $137.5 million in the first six months of 1996 as customer usage of this product continues to grow.

        Student loan originations decreased $7.4 million to $33.6 million during the first six months of 1996 as a result of a decrease in government guaranteed portfolio acquisitions from other lenders.

        Home equity loan balances remained constant at $285 million as new originations were offset by refinancing and payoffs resulting in record repayment levels for the product line in the first six months of 1996.

        Credit card loans decreased $3.2 million in the first six months of 1996 due to net decreases in credit card loan balances which are included in loan repayments in FFC's consolidated statement of cash flows. Credit card balances traditionally decrease in the first part of the year due to normal seasonal reductions of consumer demand following the calendar year end.

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

        The table on page 25 sets forth the combined estimated maturity/repricing structure of FFC's consolidated interest-earning assets (including net items) and interest-costing liabilities at June 30, 1996. Assumptions regarding prepayment and withdrawal rates are based upon FFC's historical experience, and management believes such assumptions are reasonable. The table does not necessarily indicate the impact of general interest rate movements on FFC's net interest income because repricing of certain categories of assets and liabilities through, for example, prepayments of loans and withdrawals of deposits, is beyond FFC's control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the data in the table.

        FFC's consolidated negative one-year interest-rate sensitivity gap at June 30, 1996 was $169.2 million or 3.03% of total assets. The one-year negative gap decreased $30.7 million from the December 31, 1995 negative gap of $199.8 million or 3.65% of total assets at that date.

        FFC's consolidated one-year negative gap position of 3.03% at June 30, 1996 falls within management's operating range of a 10% positive gap position to a 10% negative gap position. In view of the current interest-rate environment and the related impact on customer behavior, management believes that it is extremely important to weigh and balance the effect of asset/liability management decisions in the short-term in its efforts to maintain net interest margins and acceptable future profitability. As such, management believes that it has been able to achieve a consistent net interest margin while still meeting its asset/liability management objectives.

        In compliance with OTS regulations, FF Bank also measures and evaluates interest-rate risk via a separate methodology. The net market value of interest-sensitive assets and liabilities is determined by measuring the net present value of future cash flows under varying interest rate scenarios in which interest rates would theoretically increase or decrease up to 400 basis points on a sudden and prolonged basis. This theoretical analysis at the end of the second quarter of 1996 indicates that FF Bank's current financial position should adequately protect FF Bank, and thus FFC, from the effects of rapid rate changes. The OTS has added an interest-rate risk capital calculation such that an institution with a measured interest-rate risk exposure greater than specified levels must deduct an interest-rate risk component when calculating the OTS risk-based capital requirement. The final implementation of this rule was pending at June 30, 1996 as the OTS has delayed the effective date of the regulation pending its adoption of a process by which an institution may appeal an OTS interest-rate risk capital deduction determination. At June 30, 1996, FF Bank would not have been required to deduct an interest-rate risk component under the OTS regulations.

FIRST FINANCIAL CORPORATION CONSOLIDATED GAP ANALYSIS AT JUNE 30, 1996




                                      Three                    Greater     Greater      Greater    Greater
                                      Months    Four Months  Than One    Than Three   Than Five   Than Ten   Greater
                                       and        Through     Through     Through      Through    Through     Than
                                      Under      One Year   Three Years  Five Years   Ten Years   20 Years   20 Years       Total
                                    ---------   ----------  -----------  -----------  ---------- ----------  --------    -----------
                                             (Dollars in thousands)
Rate-sensitive assets:
   Investments and interest-
     earning deposits, including
     federal funds (a)(b)           $  120,701  $   12,677  $   41,110   $   65,714   $    574   $ 32,407    $   36,392  $   309,575
   Mortgage-related securities (b)     572,770     779,861      34,294       20,915     25,990      6,932            66    1,440,828
   Mortgage loans:
     Fixed-rate (c)(d)                  67,278     131,559     285,792      204,734    273,819    182,394         3,850    1,149,426
     Adjustable-rate (c)               204,768     499,684     370,242           --         --         --            --    1,074,694
   Other loans                         692,224     219,138     214,597       84,832     54,781     12,852             0    1,278,424
                                    ----------  ----------  ----------   ----------   --------   --------    ----------  -----------
                                     1,657,741   1,642,919     946,035      376,195    355,164    234,585        40,308    5,252,947

Rate-sensitive liabilities:
   Deposits (e)(f):
     Checking                          125,189      26,136      65,271       51,018     79,922     72,623        39,920      460,079
     Money market accounts              99,766      44,389     101,995       53,037     44,816     11,377         1,264      356,644
     Passbook                          275,759     199,259      61,893       44,563     64,172     40,840         9,580      696,066
     Certificates of deposit           721,448   1,350,470     750,504      141,461      3,441         --            --    2,967,324
   Borrowings                          627,298         100       4,654        2,797        832      1,910         3,320      640,911
                                    ----------  ----------  ----------   ----------   --------   --------    ----------  -----------
                                     1,849,460   1,620,354     984,317      292,876    193,183    126,750        54,084    5,121,024
                                    ----------  ----------  ----------   ----------   --------   --------    ----------  -----------


GAP (repricing difference)          $ (191,719) $   22,565  $  (38,282)  $   83,319   $161,981   $107,835    $  (13,776) $   131,923
                                    ==========  ==========  ==========   ==========   ========   ========    ==========  ===========


Cumulative GAP                      $ (191,719) $ (169,154) $ (207,436)  $ (124,117)  $ 37,864   $145,699    $  131,923
                                    ==========  ==========  ==========   ==========   ========   ========    ==========


Cumulative GAP/Total assets             (3.44)%     (3.03)%     (3.72)%      (2.22)%      0.68%      2.61%         2.36%
                                    ==========  ==========  ==========   ==========   ========   ========    ==========

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

(d)   Includes loans held for sale.

(e) Deposits include $45.0 million of advance payments by borrowers for tax and insurance and exclude accrued interest on deposits of $10.9 million.

(f) FFC has assumed that its passbook savings, checking accounts and money market accounts would have projected annual withdrawal rates, based upon FFC's historical experience, of 26%, 34% and 42%, respectively.

                                COMPARISON OF THE
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 1996 AND 1995

Selected Income Statement Information:

         For the second quarter of 1996, FFC reported net income of $17.6 million, up from the $16.3 million reported for the second quarter of 1995. Fully diluted earnings per share for the 1996 quarter amounted to $0.58 per share as compared to $0.54 per share for the 1995 quarter. The annualized return on assets for the second quarter of 1996 increased to 1.29% from 1.19% for 1995, while the annualized return on average equity for the second quarter of 1996 was 17.41%, compared to 18.76% for the second quarter of 1995.

         For the first half of 1996, FFC reported income, before an extraordinary charge, of $34.9 million and net income of $34.2 million. In comparison, net income of $27.1 million was reported for the first half of 1995. The 1996 extraordinary charge of $686,000 , or $0.02 per share, resulted from costs associated with the early redemption of FFC's outstanding subordinated notes originally scheduled to mature in November 1999. First half 1995 results included a $4.0 million acquisition charge, or $0.14 per share, related to the FirstRock acquisition. Fully diluted earnings per share for the first half of 1996 amounted to $1.14 per share prior to the extraordinary charge, while net income per share was $1.12 per share as compared to $0.90 per share for the first half of 1995. Excluding the 1996 extraordinary item and the 1995 acquisition charge, the annualized return on assets for the first half of 1996 increased to 1.28% from 1.14% for 1995, while the annualized return on average equity for the first half of 1996 was 17.55%, compared to 18.28% for the same period of 1995.

Net Interest Income:

         Net interest income increased $200,000 to $45.7 million during the second quarter of 1996 from $45.5 million for the second quarter of 1995 due to the net effect of i) a decrease in average balances of interest-earning assets and interest-bearing liabilities from $5.225 billion and $5.054 billion, respectively, in 1995 to $5.186 billion and $4.938 billion, respectively, in 1996, and ii) an increase in the net interest margin to 3.52% for the second quarter of 1996 from the 3.47% reported for the second quarter of 1995. The decrease in average interest-earning assets in 1996 was offset by an improvement in the earning-asset ratio from 103.29% in 1995 to 105.01% in 1996. The average yield of interest-earning assets (8.02% in 1995 versus 7.87% in 1996) decreased by 15 basis points, in comparison to a 13 basis point decrease in the average cost of interest-bearing liabilities (4.70% in 1995 versus 4.57% in 1996).

         Net interest income remained at $91.7 million during the first six months of 1996 and 1995, primarily due to a decrease in average balances of interest-earning assets and interest-bearing liabilities from $5.234 billion and $5.069 billion, respectively, in 1995 to $5.180 billion and $4.939 billion, respectively, in 1996. The net interest margin of 3.53% for the first six months of 1996, however, was up from the 3.47% reported for the first six months of 1995. The decrease in average interest-earning assets in 1996 was offset by an improvement in the earning-asset ratio from 103.25% in 1995 to 104.86% in 1996. The average yield of interest-earning assets (7.93% in 1995 versus 7.95% in 1996) increased by 2 basis points, which was the same as the increase in the average cost of interest-bearing liabilities (4.61% in 1995 versus 4.63% in 1996).

Interest Spread:

         The following table sets forth the weighted average yield earned on FFC's interest-earning assets, the weighted average interest rate paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the three months and six months ended June 30, 1996 and 1995. A comparison of similar data at June 30, 1996 and 1995 is also shown.

                                             For the                  For the
                                       Three Months Ended         Six Months Ended                At
                                             June 30,                 June 30,                  June 30,
                                       ------------------        -----------------        --------------
                                          1996      1995           1996      1995          1996       1995
                                       --------   -------        -------   -------        -------   ------
Weighted average yield on
   interest-earning assets              7.87%       8.02%        7.95%       7.93%        7.98%       8.01%

Weighted average rate paid
   on deposits and borrowings           4.57        4.70         4.63        4.61         4.61        4.74
                                       -----       -----        -----       -----        -----       -----

Interest spread                         3.30%       3.32%        3.32%       3.32%        3.37%       3.27%
                                       =====       =====        =====       =====        =====       =====

Net interest margin (net
   interest income as a
   percentage of earning
   assets)                              3.52%       3.47%        3.53%       3.47%        3.50%       3.40%
                                       =====       =====        =====       =====        =====       =====


       The interest spread remained stable for both the three month and six month periods ended June 30, 1996 and 1995 due to the factors noted above. The interest margin increased to 3.52% and 3.53%, respectively for the three month and six month periods ended June 30, 1996 as compared to 3.47% for the 1995 periods. The interest spread and the net interest margin were 3.37% and 3.50%, respectively, at June 30, 1996 up from 3.27% and 3.40%, respectively, at June 30, 1995.

Provisions For Losses on Loans:

       Provisions for loan losses increased by $100,000 for the second quarter of 1996 as compared to the 1995 quarter while the provisions decreased $100,000 to $4.1 million for the six months ended June 30, 1996 compared to the same period in 1995. Charge-offs for all periods displayed exceeded related period provisions due to i) previously provided for charge-offs related to the manufactured housing portfolio and ii) lower provisions added to the loss allowances for residential mortgage loans based on current evaluations of the portfolio.

       The following table summarizes FFC's net charge-off experience by category for the three months and six months ended June 30, 1996 and 1995.

                                             For the Three Months                   For the Six Months
                                                 Ended June 30,                        Ended June 30,
                                         --------------------------              --------------------
                                             1996                1995               1996                1995
                                         ------------        -----------         ----------          -------
                                            Net                  Net                 Net                 Net
                                         Charge-offs         Charge-offs         Charge-offs         Charge-offs
                                                                (Dollars in thousands)

Loan Type
- ---------

Credit cards                                $2,197              $1,733              $4,313               $3,174
Manufactured housing                           286                 251                 478                  691
Residential real estate                         47                 436                 400                  564
Consumer and other                             130                  50                 199                   13
Commercial business                              1                 109                 170                  287
                                            ------              ------              ------               ------
                                            $2,661              $2,579              $5,560               $4,729
                                            ======              ======              ======               ======

Net charge-offs as a
  percent of average loans
  outstanding (annualized)                    0.30%               0.29%               0.31%                0.27%
                                            ======              ======              ======               ======


        The $100,000 increase in net charge-offs for the quarter ended June 30, 1996 versus the same period in 1995 relates primarily to the increase in credit card loan net charge-offs. Similarly, the $900,000 increase in net chargeoffs for the first six months of 1996 compared to the first six months of 1995 relates primarily to the credit card loss experience. While the current increased level of credit card loan net charge-offs is following the national trend, FFC's experience is at a somewhat lower percentage than the national averages. Management has increased the provisions for losses allocated to credit card loss allowances to keep pace with net charge-off experience and has increased the allowance at June 30, 1996 to 3.14% of credit card loan balances from 3.00% as of December 31, 1995.

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

Non-Interest Income:

        Non-interest income increased to $11.4 million for the quarter ended June 30, 1996 from $10.4 million in 1995. Deposit fee income increased $300,000 in 1996. Service fees on loans sold decreased $200,000 in 1996 as the average servicing rate on such serviced loans continued to decline as a result of competition in the secondary mortgage market. The gain on disposition of loans, MBSs, and investment securities increased $600,000 in 1996 due to the net effect of i) a realized gain of $2.4 million on the sale of available-for-sale MBSs and investment securities during the second quarter of 1996, ii) an unrealized loss of $2.8 million recorded as a result of the writedown of three MBSs (see "Non-Performing MBSs") and iii) an increase of $1.0 million on gains achieved upon the sale of loans in the secondary mortgage market and the realization of related originated mortgage servicing rights ("OMSRs"). Gains realized from the sale of loans, and the recognition of related OMSRs, increased in 1996 due to the lower interest-rate environment prevailing during the early part of second quarter of 1996, compared to 1995, as borrowers shifted to longer term fixed-rate financing and as a result of a change in accounting methodology. (See Note I to Unaudited Consolidated Financial Statements). FFC sells long-term, fixed-rate mortgage loans in the normal course of interest-rate risk management. Gains or losses realized from the sale of loans held for sale and the recognition of related OMSRs can fluctuate significantly from period to period depending upon the volatility of interest rates and the volume of loan originations. Thus, results of sales in any one period may not be indicative of future results.

        Non-interest income increased to $21.6 million for the six months ended June 30, 1996 from $20.6 million in 1995. Deposit fee income increased $900,000 in 1996. Insurance and brokerage sales commissions decreased $200,000 as FFC's insurance agency subsidiary realized a one-time premium in the first quarter of 1995. The gain on disposition of loans, MBSs, and investment securities increased $800,000 in 1996 due to the net effect of i) a realized gain of $3.6 million on the sale of available-for-sale MBSs and investment securities during the first half of 1996, ii) an unrealized loss of $5.0 million recorded as a result of the writedown of three MBSs (see "Non-Performing MBSs") and iii) an increase of $2.1 million on gains achieved upon the sale of loans in the secondary mortgage market and the realization of related OMSRs. Gains realized from the sale of loans, and the recognition of related OMSRs, increased in 1996 due to the lower interest-rate environment prevailing during 1996. Other income declined $300,000 in 1996 from 1995 as a result of interest realized in 1995 upon the settlement of open federal income tax issues relating to taxable years ending prior to 1989.

Non-Interest Expense:

        Non-interest expenses decreased $200,000 for the quarter ended June 30, 1996 as compared to the same period in 1995, as FFC continues to effectively control operating costs. Non-interest expenses, excluding the FFC acquisition charge, decreased as a percentage of average assets to 2.07% for the second quarter of 1996 as compared to 2.08% for the same period in 1995. Controllable non-interest expenses, which exclude the amortization of intangible assets and the net cost of operations of foreclosed properties increased slightly to 2.00% of average assets for the quarter ended June 30, 1996 as compared to 1.98% for the same period in 1995. Conversely, FFC's efficiency ratio (which represents the ratio of controllable expenses to recurring income) improved to 48.36% for the quarter ended June 30, 1996, as compared to 48.90% for the corresponding 1995 period.

        Non-interest expenses decreased approximately $7.8 million for the six months ended June 30, 1996 as compared to the same period in 1995, primarily due to i) acquisition costs, totaling $6.5 million, incurred relative to the 1995 FirstRock acquisition and ii) the consolidation of operations following that acquisition. Non-interest expenses, excluding the FFC acquisition charge, decreased as a percentage of average assets to 2.12% for the first six months of 1996 as compared to 2.15% for the same period in 1995. Controllable non-interest expenses, which exclude the amortization of intangible assets and the net cost of operations of foreclosed properties, decreased to 2.03% of average assets for the six months ended June 30, 1996 as compared to 2.06% for the same period in 1995. In addition, the efficiency ratio improved to 49.26% for the six months ended June 30, 1996, as compared to 50.36% for the corresponding 1995 period.

Income Taxes:

        Income tax expense increased $100,000 and $1.1 million for the second quarter and first six months, respectively, of 1996 as compared to similar periods of 1995. The nominal quarter-to-quarter increase is directly related to the 5.3% increase in pre-tax income between the 1995 quarter and 1996 quarter. The $1.1 million income tax expense increase for the first six months of 1996 represents a 7.4% increase while pre-tax income for the period rose 20.9%. This is primarily the result of the realization during early 1996 of a $1.4 million credit upon the completion of a federal tax audit for the taxable years 1989 through 1991. Upon completion of the audit, the settlement of certain issues resulted either in refunds of taxes previously paid or on which deferred tax asset allowances had been previously provided. Excluding the impact of the refund, the effective income tax rate, as a percent of pre-tax income, decreased to 35.0% for the first six months of 1996 from 36.4% in 1995.

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

        The current financial condition of the SAIF has resulted in various legislative proposals to recapitalize the SAIF. A legislative solution may involve a one-time special assessment or other features such as a merger of the SAIF into the BIF. FFC is unable to predict whether any legislation will be enacted or the amount or applicable retroactive date of any one-time assessment or the rates that would then apply to assessable SAIF deposits.

Subsequent Events:

        Subsequent to the end of the second quarter, FFC received regulatory approvals (from the FDIC, the State of Wisconsin and the OTS) to charter a de novo BIF-insured, state-chartered savings bank, First Financial Savings Bank ("FFSB"). It is anticipated that FFSB will open for business during the third quarter and take advantage of the lower insurance of accounts assessments for BIF-insured institutions compared to SAIF-insured institutions as FF Bank depositors voluntarily move their funds to FFSB. The pace of customer migration to FFSB cannot be reasonably estimated at this time and, as such, future reductions in FDIC premiums cannot be predicted with certainty.

        FF Bank also received regulatory approvals from the Office of the Comptroller of the Currency ("OCC") and the OTS, to charter a limited-purpose national credit card bank ("CEBA-Bank"). The CEBA-Bank, an operating subsidiary of FF Bank, became operational during the third quarter of 1996 and has the authority to export Wisconsin rates and fees nationwide to all FFC credit card customers under the National Bank Act. It is expected that such uniform application of law will i) reduce compliance costs, ii) reduce the risk of violation of local law and iii) allow FFC and its subsidiary banks to enhance their credit card rate and fee structure, thereby potentially increasing FFC's profitability depending upon customer behavior and other factors. It is not management's intention to expand the scope of FFC's credit card operations as a result of the formation of the CEBA-Bank. Rather, management intends to more effectively manage the current credit card base.

                           FORWARD-LOOKING STATEMENTS

        When used in this Form 10-Q or future filings by FFC with the Securities and Exchange Commission, in FFC's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. FFC wishes to caution readers not to place undue reliance on any such forward- looking statements, which speak only as of the date made, and to advise readers that various factors could affect FFC's financial performance and could cause FFC's actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: i) general market rates, ii) general economic conditions, iii) legislative/regulatory changes, iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, v) changes in the quality or composition of FFC's loan and investment portfolios, vi) demand for loan products, vii) deposit flows, viii) competition, ix) demand for financial services in FFC's markets, and x) changes in accounting principles, policies or guidelines.

        FFC does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

       a. On April 17, 1996 the Corporation held an Annual Meeting of Shareholders (the "Annual Meeting").

       b. Set forth below is certain information with respect to i) individuals nominated for election as directors at the Annual Meeting and ii) continuing directors whose terms do not expire until future annual meetings.

                Nominated for                                        For Term
                Three-Year Terms                                     To Expire
                ----------------                                     ---------

                Robert T. Kehr                                         1999
                Robert P. Konopacky                                    1999
                Ralph R. Staven                                        1999
                Arlyn G. West                                          1999

                Continuing Directors
                --------------------

                Robert S. Gaiswinkler                                  1997
                Gordon M. Haferbecker                                  1997
                James O. Heinecke                                      1998
                Paul C. Kehrer (deceased - June, 1996)                 1998
                Dr. George R. Leach                                    1997
                Ignatius H. Robers                                     1998
                John C. Seramur                                        1997
                John H. Sproule                                        1998
                Norman L. Wanta                                        1998

       c. Set forth below is a description of the matters voted upon at the Annual Meeting. The number of votes cast for, or withheld and abstentions is set forth below:

                Four directors were elected for a term of three years. A list of these directors (including the votes for or withheld) is noted below:

                                               Votes For        Votes Withheld
                                               ---------        --------------

                Robert T. Kehr                 26,289,393             246,083
                Robert P. Konopacky            26,227,158             308,318
                Ralph R. Staven                26,220,485             314,991
                Arlyn G. West                  26,185,808             349,668

       d.       Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

       a.       Exhibits:

                     Exhibit 3(b) - Bylaws

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



                                        FIRST FINANCIAL CORPORATION


Date: August 8, 1996                     /s/ John C. Seramur
                                        --------------------
                                         John C. Seramur, President
                                         (Chief Executive Officer) and Director





Date: August 8, 1996                     /s/ Thomas H. Neuschaefer
                                        --------------------------
                                         Thomas H. Neuschaefer
                                         Vice President, Treasurer and Chief
                                         Financial Officer

                                  EXHIBIT INDEX




                            3(b)   -    Bylaws

                            11     -    Computation of Earnings Per Share

                            27     -    Financial Data Schedules