Form 10-Q
period 1996-09-30
FIRST FINANCIAL CORP /WI/
filed 1996-11-08
CIK 735553

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996
                               ----------------------

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________

                         Commission File Number 0-11889

                           FIRST FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Wisconsin                                              39-1471963
 -----------------------------                               ------------------
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

               ---------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
    ----           ----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share             29,932,524 Shares
---------------------------------------          -----------------------
               Class                         Outstanding at October 31, 1996

                           FIRST FINANCIAL CORPORATION

                                 Form 10-Q Index




Part I -       Financial Information

               Consolidated Balance Sheets as of September 30, 1996
                  (Unaudited) and December 31, 1995

               Unaudited Consolidated Statements of Income for
                  the Three Months and Nine Months Ended September 30, 1996 and 1995

               Unaudited Consolidated Statement of Changes In
                  Stockholders' Equity for the Nine Months Ended
                  September 30, 1996

               Unaudited Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 1996 and
                  1995

               Notes to Unaudited Consolidated Financial Statements

               Management's Discussion and Analysis:
                  Comparison of the Consolidated Balance Sheets
                  at September 30, 1996 (Unaudited) and December 31,
                  1995

                  Comparison of the Unaudited Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 1996 and 1995


Part II -      Other Information

               Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibits

                           FIRST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                       September 30,           December 31,
                                                            1996                   1995
                                                            ----                   ----
                                                         (Unaudited)
                    ASSETS                                         (In thousands)
Cash                                                    $   99,739             $  123,379
Federal funds sold                                          55,031                 34,929
Interest-earning deposits                                   70,692                 13,801
                                                        ----------             ----------
     Cash and cash equivalents                             225,462                172,109

Securities available for sale (at fair value):
     Investment securities                                 152,821                 80,999
     Mortgage-related securities                           839,745                571,293
Securities held to maturity (at amortized cost):
     Investment securities (fair
       value of $66,240,000--1996
       and $119,063,000--1995)                              67,081                119,426
     Mortgage-related securities
       (fair value of $613,350,000
       --1996 and $691,060,000--1995)                      622,628                699,468
Loans receivable:
     Held for sale                                          12,631                 26,651
     Held for investment                                 3,468,859              3,590,149
Foreclosed properties and repossessed assets                 3,603                  3,379
Real estate held for investment or sale                      8,690                  8,289
Office properties and equipment, at cost                    50,483                 51,124
Intangible assets, less accumulated amortization            13,641                 21,481
Other assets                                               129,968                126,740
                                                        ----------             ----------
                                                        $5,595,612             $5,471,108
                                                        ==========             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Checking                                           $  432,554             $  473,203
     Money market accounts                                 389,115                310,545
     Passbook                                              667,428                687,960
     Certificates of deposit                             2,875,434              2,952,817
                                                        ----------             ----------
       Total deposits                                    4,364,531              4,424,525

Borrowings                                                 708,820                570,508
Advance payments by borrowers
     for taxes and insurance                                54,347                 13,206
Other liabilities                                           66,812                 77,952
                                                        ----------             ----------
        Total liabilities                                5,194,510              5,086,191
                                                        ----------             ----------

Stockholders' equity:
     Serial preferred stock, $1 par
       value, 3,000,000 shares
       authorized; none outstanding
     Common stock, $1 par value,
       75,000,000 shares authorized;
       shares issued and outstanding:
       29,915,306-September 30, 1996;
       29,676,365-December 31, 1995                         29,915                 29,676
     Additional paid-in capital                             50,958                 49,756
     Net unrealized loss on
       securities available for sale                        (8,354)                (6,021)
     Common stock purchased by
       employee benefit plan                                  (271)                  (271)
     Retained earnings (substantially restricted)          328,854                311,777
                                                        ----------             ----------
       Total stockholders' equity                          401,102                384,917
                                                        ----------             ----------
                                                        $5,595,612             $5,471,108
                                                        ==========             ==========

           See notes to unaudited consolidated financial statements.

                           FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three Months Ended                     Nine Months Ended
                                                                 September 30,                         September 30,
                                                                1996            1995                  1996            1995
                                                             ---------        --------             ----------       ------
                                                  (In thousands, except per share amounts)
Interest income:
   Mortgage loans                                            $ 42,979         $ 45,711              $132,264        $137,161
   Other loans                                                 32,238           30,912                95,271          88,719
   Mortgage-related securities                                 27,180           24,635                69,667          75,751
   Investments                                                  4,660            3,895                15,416          11,058
                                                             --------         --------              --------        --------
     Total interest income                                    107,057          105,153               312,618         312,689
Interest expense:
   Deposits                                                    49,302           50,939               149,347         146,055
   Borrowings                                                   9,443            8,525                23,263          29,240
                                                             --------         --------              --------        --------
     Total interest expense                                    58,745           59,464               172,610         175,295
                                                             --------         --------              --------        --------
     Net interest income                                       48,312           45,689               140,008         137,394
Provision for losses on loans                                   2,850            2,873                 6,930           7,065
                                                             --------         --------              --------        --------
                                                               45,462           42,816               133,078         130,329
Non-interest income:
   Deposit account service fees                                 3,622            3,195                10,098           8,789
   Loan fees and service charges                                3,146            2,943                 8,895           8,201
   Insurance and brokerage commissions                          1,844            1,536                 5,455           5,322
   Service fees on loans sold                                   1,583            1,873                 4,680           5,629
   Gain on disposition of loans and
     mortgage-related securities, net                           1,347            1,365                 2,055           1,647
   Net gain on sales of securities                                 52            1,173                   456           1,184
   Other                                                          776              677                 2,366           2,612
                                                             --------         --------              --------        --------
     Total non-interest income                                 12,370           12,762                34,005          33,384
                                                             --------         --------              --------        --------
     Operating income                                          57,832           55,578               167,083         163,713
Non-interest expense:
   Compensation, payroll taxes
     and benefits                                              12,456           11,172                35,722          35,309
   Federal deposit insurance premiums                           2,572            2,517                 7,675           7,575
   SAIF recapitalization charge                                28,767               --                28,767              --
   Occupancy                                                    2,378            2,285                 7,210           6,815
   Data processing                                              1,924            1,776                 5,674           5,389
   Loan expenses                                                1,770            1,543                 5,374           4,545
   Telephone and postage                                        1,650            1,555                 4,935           4,855
   Marketing                                                    1,653            1,245                 4,923           5,422
   Furniture and equipment                                      1,228            1,356                 3,842           4,253
   Amortization of intangible assets                            1,286            1,312                 3,815           3,934
   Goodwill writedown                                           4,238               --                 4,238              --
   Net cost of foreclosed properties                              191               22                    68              15
   Acquisition-related costs                                       --               --                    --           6,458
   Other                                                        2,958            2,987                 8,516           8,701
                                                             --------         --------              --------        --------
     Total non-interest expense                                63,071           27,770               120,759          93,271
                                                             --------         --------              --------        --------
Income (loss) before income taxes and
   extraordinary item                                          (5,239)          27,808                46,324          70,442
Income taxes (credit)                                          (1,542)          10,015                15,106          25,517
                                                             --------         --------              --------        --------
Income (loss) before extraordinary item                        (3,697)          17,793                31,218          44,925
Extraordinary item                                                 --               --                  (686)             --
                                                             --------         --------              --------        --------
Net income (loss)                                            $ (3,697)        $ 17,793              $ 30,532        $ 44,925
                                                             ========         ========              ========        ========
Earnings per share:
   Primary:
     Income (loss) before extra-
       ordinary item                                         $  (0.12)        $   0.59              $   1.02        $   1.49
     Extraordinary item                                            --               --                 (0.02)             --
                                                             --------         --------              --------        --------
     Net income (loss)                                       $  (0.12)        $   0.59              $   1.00        $   1.49
                                                             ========         ========              ========        ========
  Fully diluted:
     Income (loss) before extra-
       ordinary item                                         $  (0.12)        $   0.59              $   1.02        $   1.48
     Extraordinary item                                            --               --                 (0.02)             --
                                                             --------         --------              --------        --------
     Net income (loss)                                       $  (0.12)        $   0.59              $   1.00        $   1.48
                                                             ========         ========              ========        ========
Cash dividends per share                                     $   0.15         $   0.12              $   0.45        $   0.36
                                                             ========         ========              ========        ========

           See notes to unaudited consolidated financial statements.

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)




                                                             Net
                                                          Unrealized
                                      Common                Holding                Common
                                    Stock and               Loss on                Stock
                                    Additional            Securities             Purchased
                                      Paid-In              Available              By ESOP           Retained          Stockholders'
                                     Capital               For Sale                 Plan            Earnings             Equity
                                     -------               --------                 ----            --------             ------
                                                              (In Thousands)

Balances at
  December 31, 1995                 $   79,432            $   (6,021)            $    (271)         $ 311,777         $   384,917

Net income for the
  nine months ended
  September 30, 1996                                                                                   30,532              30,532

Cash dividends paid
  ($0.45 per share)                                                                                   (13,455)            (13,455)

Exercise of stock
  options                                1,441                                                                              1,441

Change in net unrealized
  holding loss on
  securities available
  for sale, net of tax                                        (2,333)                                                      (2,333)
                                    ----------            ----------             ---------          ---------         -----------

Balances at
  September 30, 1996                $   80,873            $   (8,354)            $    (271)         $ 328,854         $   401,102
                                    ==========            ==========             =========          =========         ===========


           See notes to unaudited consolidated financial statements.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                        September 30,
                                                                                                   1996                 1995
                                                                                                ----------           -------
OPERATING ACTIVITIES                                                                                   (In thousands)

   Net income                                                                                   $  30,532            $  44,925
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Decrease (increase) in accrued interest on loans                                                961               (3,446)
      Increase in accrued interest on deposits                                                      1,508               10,369
      Loans originated for sale                                                                  (174,743)            (142,577)
      Proceeds from sales of loans held for sale                                                  271,306              142,861
      Provision for depreciation                                                                    4,465                4,321
      Provision for losses on loans                                                                 6,930                7,065
      Provision for losses on real estate and other assets                                           (342)                 659
      Amortization of cost in excess of net assets of
        acquired businesses                                                                         2,959                  624
      Amortization of core deposit intangibles                                                      5,094                3,310
      Amortization of mortgage servicing rights                                                     1,369                  710
      Net gain on sales of loans, securities and assets                                            (2,494)              (2,867)
      Other-net                                                                                    17,145                5,836
                                                                                                ---------            ---------
     Net cash provided by operating activities                                                    164,690               71,790

INVESTING ACTIVITIES

   Proceeds from sales of investment securities available for sale                                  2,564               18,759
   Proceeds from sales of mortgage-related securities available
     for sale                                                                                     359,180                   --
   Proceeds from maturities of investment securities held
     to maturity                                                                                   81,787               41,695
   Proceeds from maturities of investment securities available for
     sale                                                                                           6,860                9,351
   Purchases of investment securities held to maturity                                            (29,849)             (34,655)
   Purchases of investment securities available for sale                                          (82,884)             (15,770)
   Purchases of mortgage-related securities available for sale                                   (551,363)                  --
   Principal payments received on mortgage-related securities                                     152,708              192,719
   Principal received on loans receivable                                                         512,326              401,879
   Loans originated for portfolio                                                                (635,527)            (536,651)
   Additions to office properties and equipment                                                    (3,233)              (2,722)
   Proceeds from sales of foreclosed properties and
     repossessed assets                                                                             5,768                5,341
   Proceeds from sales of real estate held for investment                                              81                   --
                                                                                                ---------            ---------
     Net cash provided by (used in) investing activities                                         (181,582)              79,946

FINANCING ACTIVITIES

   Net increase (decrease) in deposits                                                            (61,502)              48,769
   Net increase in advance payments by borrowers for
     taxes and insurance                                                                           41,141               46,292
   Funding of official checks for borrower tax escrows                                            (35,692)             (34,953)
   Net increase in short-term borrowings                                                          145,763               33,582
   Proceeds from borrowings                                                                     1,227,300              814,223
   Repayments of borrowings                                                                    (1,234,751)          (1,028,730)
   Proceeds from exercise of stock options                                                          1,441                2,693
   Proceeds from vesting of employee benefit plans                                                     --                1,139
   Payments of cash dividends to stockholders                                                     (13,455)             (10,595)
                                                                                                ---------            ---------
     Net cash provided by (used in) financing activities                                           70,245             (127,580)
                                                                                                ---------            ---------

Increase in cash and cash equivalents                                                              53,353               24,156
Cash and cash equivalents at beginning of period                                                  172,109              118,978
                                                                                                ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $ 225,462            $ 143,134
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

        The financial statements reflect adjustments, all of which are of a normal recurring nature, and in the opinion of management, necessary for a fair statement of the results for the interim periods, and are presented on an unaudited basis. In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The operating results for the first nine months of 1996 are not necessarily indicative of the results which may be expected for the entire 1996 fiscal year. The December 31, 1995 balance sheet included herein is derived from the consolidated financial statements included in FFC's 1995 Annual Report to Shareholders. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in FFC's 1995 Annual Report to Shareholders. See Note B for information relative to business combinations.


NOTE B - FIRST FINANCIAL CORPORATION

        At September 30, 1996, FFC conducted business as a nondiversified unitary thrift holding company and its principal asset was all of the capital stock of FF Bank. The primary business of FFC is the business of FF Bank. FFC's activities are currently comprised of providing limited administrative services to FF Bank.

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

        On February 28, 1995 FirstRock had assets (unaudited) of $376,473,000 and shareholders' equity (unaudited) of $48,430,000. The total income and net income (loss) for the two-month period ended February 28, 1995 (unaudited), which reflects the pre-merger results of FFC and FirstRock that are included in the first nine months of 1995 results of operations, are as follows:


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

NOTE C - EARNINGS PER SHARE

        Primary and fully diluted earnings per share for the periods ended September 30, 1996 and 1995 have been determined based on the weighted average number of common shares outstanding during each period and common equivalent shares, using the treasury share method, outstanding at the end of each period. FFC's common stock equivalents consist entirely of stock options. Weighted average common shares have been adjusted for all periods presented to reflect the restatement for FirstRock shares. See Exhibit 11 to this Report for a detailed computation of earnings per share.

NOTE D - CONTINGENT LIABILITIES

        FF Bank has previously entered into agreements whereby, for an annual fee, letters of credit are issued by FF Bank in connection with the issuance of industrial development revenue bonds. At September 30, 1996, bond issues totaling $7.1 million are supported by such letters of credit. At September 30, 1996, each of the outstanding bonds for which FF Bank has issued letters of credit is current with regard to debt service payments.

NOTE E - DIVIDENDS PAID OR DECLARED TO STOCKHOLDERS

        The Board of Directors of FFC on August 21, 1996, declared a $0.15 per share quarterly cash dividend payable on September 30, 1996 to shareholders of record of FFC common stock on September 13, 1996.

NOTE F - REGULATORY CAPITAL REQUIREMENTS

        Current Office of Thrift Supervision ("OTS") regulatory capital requirements for federally-insured thrift institutions include a tangible capital to tangible assets ratio, a core leverage capital to adjusted tangible assets ratio and a risk-based capital measurement based upon assets weighted for their inherent risk.

       As of September 30, 1996, FF Bank exceeded all OTS capital requirements as displayed below:



                                               Required                 Actual
                                                 OTS                    FF Bank
                                                Ratio                    Ratio
                                                -----                    -----

Tangible capital                                 1.50%                    6.81%
Core leverage capital                            3.00                     7.02
Risk-based capital                               8.00                    15.09



OTS has adopted a final rule, effective March 4, 1994, disallowing any new core deposit intangibles, acquired after the rule's effective date, from counting as regulatory capital. Core deposit intangibles acquired prior to the effective date have been grandfathered for purposes of this rule. At September 30, 1996, FFC had core deposit intangibles of $12.2 million, all of which have been grandfathered from this OTS rule. The OTS has added an interest-rate risk calculation such that an institution with a measured interest-rate risk exposure greater than specified levels must deduct an interest-rate risk component when calculating the OTS risk-based capital requirement. Final implementation of this rule was pending at September 30, 1996. The OTS also has proposed to increase the minimum required core capital ratio from the current 3.00% to a range of 4.00% to 5.00% for all but the most healthy financial institutions. Management of FFC and FF Bank do not believe these rules will significantly impact the capital requirements of FF Bank or cause FF Bank to fail to meet its regulatory capital requirements.

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

NOTE H - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                 For The
                                                             Nine Months Ended
                                                                September 30,
                                                           --------------------
                                                             1996          1995
                                                           --------      ------
                                                               (In thousands)

Supplemental disclosure of cash flow information:
   Cash paid or credited to accounts during
      period for:
     Interest on deposits and borrowings                   $170,906    $165,325
     Income taxes                                            25,967      24,647
   Non-cash investing activities:
     Mortgage loans transferred to held for sale
      portfolio                                              70,502       7,498
     Loans receivable transferred to foreclosed
      properties                                              5,972       4,757
     Increase in net unrealized holding loss
      on securities available for sale                       (2,333)       (440)
     Mortgage loans securitized and transferred to
      mortgage-related securities available for sale        161,087          --




NOTE I - SUBSEQUENT EVENT

       On October 16, 1996 FFC's Board of Directors approved the repurchase of up to 1,500,000 shares, or approximately 5%, of its outstanding common stock from time to time over the next six months in open market and privately negotiated transactions. Shares of common stock acquired pursuant to the repurchase program shall be retained as treasury shares for general corporate purposes.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


                  COMPARISON OF THE CONSOLIDATED BALANCE SHEETS
            AT SEPTEMBER 30, 1996 (UNAUDITED) WITH DECEMBER 31, 1995

General:

          Total assets increased to $5.596 billion at September 30, 1996 from $5.471 billion at December 31, 1995. Deposits decreased to $4.365 billion at September 30, 1996 from $4.425 billion at year-end 1995 while borrowings increased to $708.8 million from $570.5 million during the same time frame. Advance payments by borrowers for taxes and insurance increased by $41.1 million between December 31, 1995 and September 30, 1996 and other liabilities decreased $11.1 million from December 31, 1995 to September 30, 1996. Stockholders' equity at September 30, 1996 was $401.1 million, up from $384.9 million at year-end 1995.

Liquidity and Capital Resources:

          At September 30, 1996, total consolidated liquidity, consisting of cash, cash equivalents, and investment securities represented 7.96% of FFC's total assets compared with 6.81% at December 31, 1995. FF Bank is in compliance with requirements relating to minimum levels of liquid assets as defined by OTS regulations. The ongoing management of liquid assets is an integral part of FFC's overall asset/liability management program as described below under "Asset/Liability Management." The cash and securities portfolios are among the most flexible assets available for shorter term liability matching. Total consolidated liquidity at September 30, 1996 increased by $72.8 million as compared to December 31, 1995 liquidity as a result of the net effect of significant changes in various categories of assets and liabilities during the nine-month interim period. Some of the more significant changes in these categories, including liquid assets, are summarized as follows:


   Consolidated                          Balance                                    Balance
   Balance Sheet                       December 31,           Increases           September 30,
  Classification                           1995              (Decreases)              1996
-------------------                    ------------          -----------          --------
                                                             (In thousands)

Cash and cash equivalents              $  172,109             $  53,353           $  225,462
Securities available for
 sale:
  Investment securities                    80,999                71,822              152,821
  Mortgage-related
   securities                             571,293               268,452              839,745
Securities held to
 maturity:
  Investment securities                   119,426               (52,345)              67,081
  Mortgage-related
   securities                             699,468               (76,840)             622,628
Loans receivable, in-
 cluding loans held
 for sale                               3,616,800              (135,310)           3,481,490
Office properties                          51,124                  (641)              50,483
Intangible assets                          21,481                (7,840)              13,641





Deposits                                4,424,525               (59,994)           4,364,531
Borrowings                                570,508               138,312              708,820
Advance payments by
 borrowers for taxes
 and insurance                             13,206                41,141               54,347
Other liabilities                          77,952               (11,140)              66,812
Stockholders' equity                      384,917                16,185              401,102


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

        On an unconsolidated basis, FFC had cash of $5.5 million. During the first quarter of 1996, FFC redeemed its subordinated debt of $54.9 million (See Note G to the unaudited consolidated financial statements). The principal ongoing source of funds for FFC is primarily dividends from FF Bank. Applicable rules and regulations of the OTS impose limitations on capital distributions by savings institutions such as FF Bank. Savings institutions such as FF Bank which have capital in excess of all capital requirements before and after a proposed capital distribution are permitted, after giving prior notice to the OTS, to make capital distributions during a calendar year up to the greater of (i) 100% of net income to date during the calendar year, plus the amount that would reduce by 1/2 its "surplus capital ratio" (the excess capital over its capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period.

Total Loans Receivable and Held for Sale:

        Total loans, including loans held for sale, decreased $135.3 million from $3.617 billion at December 31, 1995 to $3.481 billion at September 30, 1996. Total loans are summarized below as of the dates indicated.

                                                      September 30,          December 31,          Increase
                                                          1996                   1995             (Decrease)
                                                      -------------          ------------         ----------
                                                                           (In thousands)
Real estate loans:
    One-to-four family                                $ 1,885,612            $2,038,103           $(152,491)
    Multi-family                                          230,200               220,772               9,428
    Commercial and non-residential                        173,105               153,173              19,932
                                                       ----------             ---------           ---------
       Total real estate loans                          2,288,917             2,412,048            (123,131)

Other loans:
    Consumer                                              409,329               362,659              46,670
    Home equity                                           296,324               284,700              11,624
    Education                                             263,543               240,650              22,893
    Credit cards                                          168,423               214,107             (45,684)
    Manufactured housing                                  112,286               139,385             (27,099)
    Business                                               12,220                17,198              (4,978)

Less net items to loans receivable                        (69,552)              (53,947)            (15,605)
                                                       ----------            ----------           ---------

Total loans (including loans held
    for sale)                                          $3,481,490            $3,616,800           $(135,310)
                                                       ==========            ==========           =========


          The decrease in total loans during the first nine months of 1996 included a $123.1 million decrease in real estate loans. This decrease was primarily the result of the net effect of i) originations of $561.0 million offset by ii) repayments of $326.6 million, iii) loan sales of $211.3 million, and iv) the securitization of $161.1 million of seasoned fixed-term fixed-rate mortgage loans transferred to the mortgage-related securities portfolio. For a further discussion of loan origination activity, see "Loan Originations".

          Consumer loan balances increased $46.7 million and education loans increased $22.9 million in 1996 as originations outpaced repayments for these product lines. Consumer loan balances were positively impacted by the purchase of a $7.3 million automobile loan portfolio as well as by the continued success of a second mortgage loan product. Manufactured housing loan balances decreased $27.1 million as FFC had previously ceased originating manufactured housing loans and the portfolio continues to make scheduled repayments.

          Credit card loan balances decreased $45.7 million in 1996 as the result of the sale of a $47.9 million affinity group portfolio. Offsetting the sale is a $2.2 million increase in credit card balances at September 30, 1996 over traditionally high calendar year-end balances.

          Home equity loan balances increased $11.6 million to $296.3 million at September 30, 1996 due to a successful loan promotion and the stabilization of record repayment levels experienced in early 1996.

          Mortgage loans held for sale were $12.6 million at September 30, 1996 as compared to $26.7 million at the end of 1995. Off-balance sheet commitments to extend credit and to sell mortgage loans totaled $40.0 million and $16.8 million, respectively, at September 30, 1996 as compared to $40.2 million and $43.3 million, respectively, at December 31, 1995. During the nine months ended September 30, 1996, market interest rates moved slightly lower than year-end 1995 rates early in 1996 but then trended upward from year-end levels and stabilized during the third quarter of 1996. The fair value of on-balance sheet mortgage loans held for sale and off-balance sheet commitments to originate and sell mortgage loans can vary substantially depending upon the movement of interest rates. Management utilizes various methods to insulate FFC from the effects of such interest-rate movements, principally by securing forward commitments to sell loans in the secondary mortgage market. However, there can be no assurance that these means will be totally effective. Future operations may be affected by the above-discussed risk factors.

Mortgage-Related Securities:

          The mortgage-related securities ("MBS") portfolio increased $191.6 million during the nine months ended September 30, 1996 primarily as a result of the net effect of i) the purchase of $551.4 million of adjustable rate U.S. Government agency-backed MBSs and ii) the aforementioned securitization of $161.1 million of mortgage loans transferred to the mortgage-related securities portfolio offset by iii) sales of MBSs having an aggregate par value of $358.6 million and iv) principal repayments of $152.7 million. At the end of the third quarter, FF Bank had commitments to purchase adjustable rate U.S. Government agency-backed MBSs having an aggregate par value of $145.0 million. These commitments were undertaken to cover expected cash flows as well as to reinvest the proceeds from the credit card sale noted above.

          The following tables set forth, at the dates indicated, the composition of the MBS portfolio including issuer, security type and financial statement carrying value as well as classification according to available-for-sale or held-to-maturity status:

                                                                             Carrying Value At
                                                                        September 30,        December 31,
                                                                           1996                 1995
                                                                        -----------          -------
                                                                               (In thousands)
Issuer/Security Type
  U.S. Government agencies:
     Mortgage-backed certificates                                        $  857,020           $  349,216
     Collateralized mortgage
      obligations ("CMOs")                                                  284,349              342,190
                                                                         ----------           ----------
       Total agencies                                                     1,141,369              691,406
                                                                         ----------           ----------

  Private issuers:
     Mortgage-backed certificates
       Senior position                                                      304,573              480,839
       Mezzanine position                                                    15,968               97,904
     CMOs                                                                       463                  612
                                                                         ----------           ----------
       Total private issuers                                                321,004              579,355
                                                                         ----------           ----------

       Totals                                                            $1,462,373           $1,270,761
                                                                         ==========           ==========

Financial Statement Classification
  Available-for-sale portfolio                                           $  839,745           $  571,293
  Held-to-maturity portfolio                                                622,628              699,468
                                                                         ----------           ----------

       Total carrying value                                              $1,462,373           $1,270,761
                                                                         ==========           ==========


     FFC's investment in private-issuer, i.e., non-agency, MBSs has declined significantly in 1994, 1995 and 1996 due to prepayments and sales. The following table sets forth the carrying value of FFC's private-issuer MBSs as of the indicated dates:

                                        At
                                   September 30,                            At December 31,
                                       1996                   1995               1994                 1993
                                   -------------            --------           --------              ------
                                                                    (In thousands)
Private issuers:
  Senior position                    $  304,573           $  480,839          $  649,294           $  912,461
  Mezzanine position                     15,968               97,904             107,721              220,576
  CMOs                                      463                  612               2,115                3,205
                                     ----------           ----------          ----------           ----------
     Total                           $  321,004           $  579,355          $  759,130           $1,136,242
                                     ==========           ==========          ==========           ==========

Private issue
  portfolio as
  % of total MBSs                          22.0%                45.6%               52.2%                85.8%
                                     ==========           ==========          ==========           ==========



     During the first nine months of 1996, FFC reduced its holdings of private issue MBSs by $258.4 million from $579.4 million at the end of 1995 to $321.0 million at September 30, 1996. This decrease included an $81.9 million reduction in mezzanine position MBSs, primarily due to the disposition of such securities having an aggregate carrying value of $81.2 million at a net loss of $15.9 million. (See "Non-Performing MBSs").

     FFC's portfolio of MBSs totaled approximately $1.46 billion at September 30, 1996 and, except for those securities discussed in "Non-Performing MBSs," were either i) U.S. Government agency-backed or ii) rated at a minimum of investment grade quality by at least one nationally recognized independent rating agency.

Loan Delinquencies:

     FFC monitors the delinquency status of its loan portfolio on a constant basis and initiates borrower contact and additional collection procedures as necessary at an early date. Delinquencies and past due loans are, however, a normal part of the lending function. When the delinquency reaches the status of greater than 90 days, the loans are placed on a non-accrual basis until such time as the delinquency is reduced again to 90 days or less. Non- accrual loans are presented separately in the following section. Loan delinquencies of 90 days or less, for the dates indicated, are summarized in the following chart:


                                                                September 30,    December 31,
                                                                    1996             1995
                                                                -------------    --------
                                                                        (In thousands)
Loans Delinquent 30-59 Days
  Residential real estate                                           $ 6,114               $ 7,945
  Manufactured housing                                                1,812                 2,888
  Credit card                                                         1,805                 2,555
  Commercial real estate                                                277                   303
  Consumer, student and other                                         9,705                 9,519
                                                                    -------               -------
                                                                    $19,713               $23,210
                                                                    =======               =======
Loans Delinquent 60-90 Days
  Residential real estate                                           $ 1,715               $ 1,193
  Manufactured housing                                                  709                   766
  Credit card                                                         1,033                 1,315
  Commercial real estate                                                 --                   606
  Consumer, student and other                                        12,950                 9,734
                                                                    -------               -------
                                                                    $16,407               $13,614
                                                                    =======               =======

Total Loans Delinquent 30-90 Days
  Residential real estate                                           $ 7,829               $ 9,138
  Manufactured housing                                                2,521                 3,654
  Credit card                                                         2,838                 3,870
  Commercial real estate                                                277                   909
  Consumer, student and other                                        22,655                19,253
                                                                    -------               -------
                                                                    $36,120               $36,824
                                                                    =======               =======


        At September 30, 1996, the 30-90 day delinquencies decreased $700,000 to $36.1 million from $36.8 million at year-end 1995. As a percent of total loans receivable, these loan delinquencies increased from 1.02% at the end of 1995 to 1.04% at September 30, 1996. The slight increase in the percentage of 30-90 day delinquencies to total loans is the result of the $135.3 million reduction in the loan base from year-end 1995 to September 30, 1996. The decrease in 30-90 day delinquencies relates to the net effect of changes of such delinquencies for various loan categories, including the following, i) a decrease of $1.3 million for residential mortgage loans, ii) a decrease of $1.2 million for manufactured housing loans, iii) a decrease of $1.1 million for credit card loans, and iv) an increase of $2.5 million for student loans which are fully-guaranteed. Similar delinquencies for other categories of loans changed by lesser amounts and tended to offset.

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

Non-Accrual Loans:

        FFC places loans into a non-accrual status when loans are contractually delinquent more than 90 days. If appropriate, loans may be placed into non-accrual status prior to becoming 90 days delinquent based upon management's analysis. Non-accrual loans are summarized, for the dates indicated, in the following table:



                                                         September 30,       December 31,
                                                             1996                1995
                                                         -------------       --------
                                                                  (In thousands)

One- to four-family residential                            $ 5,260                   $ 6,449
Multi-family residential                                     1,700                       873
Commercial and other real estate                               134                       162
Manufactured housing                                           945                       926
Consumer and other                                           3,114                     3,836
                                                           -------                   -------
                                                           $11,153                   $12,246
                                                           =======                   =======


        Non-accrual loans decreased by $1.0 million to $11.2 million at September 30, 1996 versus $12.2 million at December 31, 1995. As a percentage of net loans receivable, non-accrual loans decreased slightly to 0.32% at September 30, 1996 from 0.34% at December 31, 1995. The 1996 net decrease in non-accrual loans reflects primarily the combination of a decrease of $1.1 million in one-to-four family residential mortgage non-accrual accounts, a decrease of $500,000 in credit card non-accrual accounts and a decrease of $300,000 in commercial business loan non-accrual accounts offset by an increase of $800,000 in multi-family residential non-accrual mortgage loans.

        The decrease in credit card non-accrual loans relates primarily to the third-quarter 1996 sale of an affinity group of the credit card portfolio which was experiencing higher than average delinquencies and charge-offs. This is also demonstrated by a decrease of $1.1 million in the 30-90 day delinquent credit card accounts between year-end 1995 and September 30, 1996, as scheduled in the previous section. Aside from the effect of the sale of credit card accounts, FFC is still showing delinquencies somewhat higher than its historical delinquency levels, following national delinquency trends and statistics for this product. However, FFC continues to experience significantly smaller overall credit card delinquencies compared to such national statistics.

        The residential mortgage loan non-accrual decrease represents normal changes as loans either return to more current performance (lesser delinquency) or migrate to foreclosed status if the delinquency is not cured. The commercial business loan non-accrual decrease relates to the resolution or charge-off of certain delinquent situations within this declining portfolio. The multi-family residential mortgage non-accrual loan increase relates to a group of loans to one borrower, totaling $1.3 million, which recently became sufficiently delinquent to warrant non-accrual status. Management is currently analyzing this delinquent group and reviewing the collateral properties to determine the appropriate course to resolve this situation. Consumer loan, manufactured housing loan and commercial mortgage loan non-accrual totals changed by lesser amounts. FFC has had no significant troubled debt restructurings during 1996.

        All loans included in non-accrual status have been considered by management in its review of the adequacy of allowances for loan losses.

Non-Performing MBSs:

        During the third quarter of 1996, FFC sold two private issue MBSs, which had been non-performing at the end of 1995. Each of these MBSs was structured as a mezzanine security, which is subordinate to the senior position of that issue but is structured to be superior to other subordinate positions designed to absorb first losses. FFC had not received full monthly payments on these securities since 1993. The payments had been interrupted due to delinquencies and foreclosures in the underlying mortgage portfolio and all of the cash flows were directed to owners of the senior position(s). The underlying loans comprising these securities had been serviced by a California institution formerly under the control of the Resolution Trust Corporation ("RTC"). During 1994 and 1995, servicing was transferred from the RTC to the trustee and subsequently to a third-party servicer.

        In 1994, independent national rating agencies downgraded these mezzanine securities to below investment grade. Subsequently, writedowns of $13.1 million, including $5.0 million in 1996, were recorded reflecting permanent impairment of these securities. The writedowns were based upon information from the rating agencies as well as discounted cash flow analyses performed by management, using current assumptions for delinquency levels, foreclosure rates, recovery ratios in the underlying portfolios, market prices, and other factors. Relative to both mezzanine issues, the positions subordinate to FFC had been eliminated and principal losses of $6.8 million were realized, including $6.0 million during 1996. These realized principal losses were anticipated in the aforementioned writedowns previously taken. Upon disposition, an additional loss of $7.9 million was realized.

        Independent national rating agencies have also downgraded, to below investment grade, additional MBSs of four unrelated issuers in which FFC has senior ownership positions having an aggregate par value, amortized cost and carrying value of $18.5 million, $18.5 million and $16.0 million, respectively, at September 30, 1996. Three of these senior position securities continue to be performing assets and are superior to subordinate positions amounting to 6.44% of the current aggregate par value of the related mortgage pool securities at September 30, 1996.

        Relative to the fourth senior position MBS, collateralized by multi-family properties located in California, the positions subordinate to FFC have been eliminated during 1996. Based upon this event and other factors, management has determined that permanent impairment of this security has occurred and the security, thus, has been written down in the second quarter of 1996 by $900,000 to its approximate fair value of $2.6 million. Principal losses of $242,000 have been realized since the writedown. This senior position security has otherwise continued to be a performing asset.

        As part of its current investment policy, FFC does not purchase any mezzanine or subordinated position MBSs and has further strengthened the criteria for private issuer MBS purchases. No private issuer MBSs have been purchased since 1992.

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

Allowances for Loan Losses:

        FFC's loan portfolios and off-balance sheet financial guarantees are evaluated on a continuing basis to determine the additions to the allowances for losses and the related balance in the allowances. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio compositions, loan collateral value, loan delinquencies, prior loss experience, and management's estimation of future potential losses. The evaluation of allowances for loan losses includes a review of both known loan problems as well as a review of potential problems based upon historical trends and ratios.

        A summary of activity in the allowances for loan losses, for the three months and nine months ended September 30, 1996 and 1995, follows:

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                               1996         1995              1996          1995
                                                               ----         ----              ----          ----
                                                                      (In thousands)

Allowances at beginning of period                            $23,755      $24,643           $25,235       $25,180
Provisions                                                     2,850        2,873             6,930         7,065
Charge-offs                                                   (3,357)      (2,694)           (9,427)       (8,193)
Recoveries                                                       348          309               858         1,079
                                                             -------      -------           -------       -------
Allowances at end of period                                  $23,596      $25,131           $23,596       $25,131
                                                             =======      =======           =======       =======


        A discussion of loan loss provisions and charge-offs is presented in "Management's Discussion and Analysis--Comparison of the Unaudited Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 1996 and 1995." An analysis of allowances by loan category and the percentage of such allowances by category and in the aggregate to loans receivable at the dates indicated, follows:


                                            September 30, 1996                        December 31, 1996
                                         --------------------------               ---------------------
                                                         As Percentage                            As Percentage
                                         Allowance       Of Total Loans           Allowance      Of Total Loans
                                           Amount          In Category              Amount         In Category
                                           ------          -----------              ------         -----------
                                                       (Dollars in thousands)

Credit cards                             $ 6,997                  4.15%           $ 6,425                   3.00%
Residential real estate                    6,695                  0.33              7,726                    .34
Manufactured housing                       1,905                  1.70              3,034                   2.18
Commercial and non-resi-
    dential real estate                    3,634                  2.10              3,823                   2.50
Consumer                                   3,339                  0.82              3,029                    .84
Home equity                                  568                  0.19                562                    .20
Commercial business                          416                  3.40                585                   3.40
Education                                     42                  0.02                 51                    .02
                                         -------                                  -------
                                         $23,596                  0.68%           $25,235                    .70%
                                         =======                 =====            =======                  =====


        The allowances for loan losses were $23.6 million, or 0.68% of loans receivable, at September 30, 1996 compared to $25.2 million, or 0.70%, at December 31, 1995. The allowances for losses represented 211.57% of non-accrual loans at September 30, 1996 as compared to 206.07% at the end of 1995. The decrease in the aggregate allowances for losses from year-end 1995 to September 30, 1996 relates primarily to residential real estate loans and manufactured housing loans based upon the resolution of certain problem loan groups during 1996, for which allowances had been previously established. Management believes that the allowances for losses are sufficient based upon its current evaluations.

Foreclosed Properties and Repossessed Assets:

        Foreclosed properties and other repossessed assets are summarized, for the dates indicated, as follows:

                                                September 30,            December 31,
                                                    1996                      1995
                                                -------------               --------
                                                          (In thousands)

Foreclosed real estate properties                  $ 3,637                  $ 3,967
Manufactured housing owned                             185                      303
Consumer and other repossessed assets                  126                      102
                                                   -------                  -------
                                                     3,948                    4,372
Less allowances for losses                            (345)                    (993)
                                                   -------                  -------
                                                   $ 3,603                  $ 3,379
                                                   =======                  =======


        Foreclosed properties, net of allowances for losses, increased $200,000 to $3.6 million at September 30, 1996 from $3.4 million at December 31, 1995.

        A summary of the activity in allowances for losses on foreclosed properties, for the three months and nine months ended September 30, 1996 and 1995, is presented below.

                                                Three Months Ended           Nine Months Ended
                                                   September 30,                September 30,
                                                   -------------               -------------
                                                  1996           1995         1996           1995
                                                  ----           ----         ----           ----
                                                                  (In thousands)
Allowances at beginning
 of period                                      $  424          $1,086      $  993         $1,146
Provisions                                         (10)             15        (342)            45
Charge-offs                                        (69)            (53)       (306)          (143)
                                                ------          ------      ------         ------
Allowances at end of
 period                                         $  345          $1,048      $  345         $1,048
                                                ======          ======      ======         ======


         The allowances for losses on foreclosed properties have been maintained at levels adequate to provide for reasonable potential losses within the existing foreclosed property portfolio. The most recent additions of foreclosed properties have been residential properties with lower risks which allows for the reduction of the allowance balance while realizing losses within the current portfolio of properties. Provisions for losses on foreclosed properties were credited during 1996 to reverse the allowance related to non-residential properties, none of which are in inventory at September 30, 1996.

         A large commercial real estate property (having a carrying amount of $1.0 million or greater) in Fort Worth, Texas included in foreclosed properties at December 31, 1995 was sold earlier in 1996. Also included in the table below is a previously foreclosed property (Milwaukee) which was dividended to FFC from FF Bank and is currently classified as a real estate investment held for sale. These properties are carried at the lower of cost or fair value.


                                                                    Carrying Value At
Property                                                        September 30, December 31,
  Type                 Property Location                           1996                  1995
--------               -----------------                       -------------         --------
                                                                      (In thousands)

Retail                 Milwaukee, Wisconsin                      $ 1,043                 $ 1,089
Retail                 Fort Worth, Texas                              --                   1,000


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

        Classified  assets,   including  non-performing  assets,  for  FF  Bank,
categorized by type of asset are set forth in the following table:


                                                               September 30,            December 31,
                                                                   1996                     1995
                                                               -------------            --------
                                                                        (In thousands)
Classified assets:
   Non-performing assets:
     Non-accrual loans                                            $11,153                 $12,246
     Non-performing MBSs                                               --                  12,858
     Real estate held for sale by FFC                               1,263                   1,309
     Foreclosed properties and other
        repossessed assets                                          3,603                   3,379
                                                                  -------                 -------
          Total Non-Performing Assets                              16,019                  29,792

   Add back general valuation allowances net-
     ted against foreclosed properties above                          432                     993
   Adjustment for non-performing residential
     loans not classified due to low
     loan-to-appraisal value                                         (912)                   (584)
   Adjustment for real estate held for sale
     not included in FF Bank classified
     assets                                                        (1,263)                 (1,309)
   Additional classified performing loans:
     Residential real estate                                          578                   1,013
     Commercial real estate                                         6,469                   5,890
     Consumer and other                                               766                     698
   Additional classified performing MBS                             2,550                      --
                                                                  -------                 -------
          Total Classified Assets                                 $24,639                 $36,493
                                                                  =======                 =======


          During the nine months ended September 30, 1996, classified assets decreased $11.9 million to $24.6 million from $36.5 million at December 31, 1995 as the net result of the disposal of the two non-accrual mortgage-backed securities totaling $12.9 million at year-end 1995 referred to previously (see "Non-Performing MBSs"), the $2.6 million addition of the performing senior position MBS collateralized by multi-family properties, as also discussed above, and the $1.0 million reduction in non-accrual loans, as discussed in an earlier section. The changes in additional classifications for various other performing loan categories substantially offset as such commercial real estate mortgages and consumer-related loans increased and residential mortgage loans decreased. These additional classifications are based on certain characteristics identified as potential weaknesses. As a percentage of total assets, classified assets decreased from 0.67% at year-end 1995 to 0.44% at September 30, 1996.

                  The following table sets forth, at the dates indicated, the one performing commercial real estate mortgage loan in excess of $1.0 million, included in classified assets due to the possible adverse effects of identifiable future events.


                                                                   Loan Amount Classified
Property Type Of           Property                           September 30,                December 31,
Loan Collateral            Location                               1996                         1995
----------------          ----------                          -------------                --------
                                                                      (In thousands)
Office/Land               Sheboygan, Wisconsin                $ 3,567                        $3,596


          All adversely classified assets at September 30, 1996, have been considered by management in its evaluation of the adequacy of allowances for losses.

Deposits and Other Liabilities:

          Deposits decreased $60.0 million during the nine months ended September 30, 1996 including interest credits of $122.3 million offset by net cash outflows of $182.3 million. The weighted average cost of deposits of 4.53% at September 30, 1996 was slightly lower than the 4.55% reported at December 31, 1995.

          Advance payments by borrowers for taxes and insurance increased by $41.1 million during the first nine months of 1996 as a result of the normal cumulative monthly escrow deposits made by borrowers less interim payments of taxes and insurance premiums.

          Other liabilities decreased $11.1 million from $77.9 million at December 31, 1995 to $66.8 million at September 30, 1996. The higher other liabilities balance at year-end 1995 represented outstanding real estate property tax checks of $35.7 million issued to municipalities on behalf of the borrowers and as those checks were paid during early 1996, other liabilities decreased significantly. This decrease was offset by a $28.8 million payable recorded in the third quarter of 1996 for the recapitalization of the Savings Association Insurance Fund ("SAIF"). (See "Non-Interest Expense").

Borrowings:

          At September 30, 1996, FFC's consolidated borrowings increased $138.3 million to $708.8 million from $570.5 million at December 31, 1995. In January 1996, FFC redeemed all of its outstanding 8% Subordinated Notes due November, 1999, which aggregated $54.9 million at the date of redemption. This redemption was offset by a $145.8 million net increase in short-term reverse repurchase agreements and a $49.7 million net increase in shorter-term FHLB advances used to fund the purchase of U.S. Government Agency MBSs.

Stockholders' Equity:

          Stockholders' equity at September 30, 1996 was $401.1 million, or 7.17% of total assets, as compared to $384.9 million, or 7.04% of total assets, at December 31, 1995. The major changes in stockholders' equity included i) net income of $30.5 million earned during the first nine months of 1996 offset by
ii) cash dividend payments to stockholders of $13.5 million. Stockholders' equity per share increased from $12.97 per share at year-end 1995 to $13.41 per share at September 30, 1996.

Regulatory Capital:

          As set forth in Note F to the unaudited consolidated financial statements, FF Bank exceeds all regulatory capital requirements mandated by the OTS and FDIC.

Loan Originations:

          A comparison of loan originations and purchases, including loans originated for sale but excluding purchases of MBSs, for the first nine months of 1996 and 1995 is set forth below:

                                                      Nine Months Ended September 30,
                                                  1996              Percent        1995         Percent
                                                  ----              -------        ----         -------
                                                          (Dollars in thousands)
Loan Type
 Mortgage:
   One- to four-family                          $  479,246           57.8%      $  343,731         51.1%
   Multi-family                                     27,353            3.3           18,540          2.8
   Commercial/non-residential                       54,355            6.6           21,546          3.2
                                                ----------          -----        ---------        -----
       Total mortgage origina-
         tions                                     560,954           67.7          383,817         57.1

 Consumer                                          202,888           24.5          170,316         25.4
 Student                                            49,818            6.0           56,037          8.3
 Home equity-net                                    11,624            1.4           39,097          5.8
 Manufactured housing                                   --             --           18,288          2.7
 Credit cards - net                                  2,260             .3            1,975           .3
 Commercial business                                   967             .1            2,536           .4
                                                ----------          -----        ---------        -----
       Total loans originated                      828,511          100.0%         672,066        100.0%
                                                                    =====                         =====
 Decrease(increase) in undisbursed
    loan proceeds                                  (18,241)                          7,162
                                                ----------                      ----------
       Total loans disbursed                    $  810,270                      $  679,228
                                                ==========                      ==========


        Total loan originations increased to $828.5 million for the first nine months of 1996 from $672.1 million for the same period in 1995. This net 1996 increase of $156.4 million was primarily attributable to a $177.2 million increase in mortgage loan originations.

        One- to four-family mortgage loan originations increased $135.5 million to $479.2 million for the first nine months of 1996 as compared to $343.7 million for the same period in 1995. The increase in originations in 1996 over 1995 reflects increased borrower demand as interest rates during the first nine months of 1996 were generally lower than the market interest rates during the same period in 1995. Interest rates rose in the first half of 1996, and then leveled off in the third quarter, causing borrower preference to turn toward adjustable-rate mortgage loans. Approximately 46% of originations for the first nine months of 1996 were adjustable-rate mortgage loans which are held for investment purposes. Longer-term fixed-rate mortgages are normally sold into the secondary market. At September 30, 1996, one- to four-family mortgage loan applications in process and commitments totaled $50.4 million and $32.7 million, respectively, as compared to $51.2 million and $24.7 million at December 31, 1995.

        Consumer loan originations increased $32.6 million to $202.9 million in the first nine months of 1996 as compared to $170.3 million during the same period in 1995 due to the purchase of a $7.3 million automobile loan portfolio in 1996 as well as to the continued success of a second mortgage loan product.

        Student loan originations decreased to $49.8 million during the first nine months of 1996 from $56.0 million for the same period in 1995. This decrease of $6.2 million is the result of a decrease in government guaranteed portfolio purchases from other lenders of $13.4 million offset by an increase in student loan originations of $7.2 million.

        Home equity loan balances increased $11.6 million during the first nine months of 1996 as compared to a $39.1 million increase during the same period in 1995. Balances increased at a slower rate in 1996 because new originations were offset by refinancing and payoffs resulting in record repayment levels for the product line in early 1996. Payment levels have stabilized in the third quarter of 1996.

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

        The table on page 25 sets forth the combined estimated maturity/repricing structure of FFC's consolidated interest-earning assets (including net items) and interest-costing liabilities at September 30, 1996. Assumptions regarding prepayment and withdrawal rates are based upon FFC's historical experience, and management believes such assumptions are reasonable. The table does not necessarily indicate the impact of general interest rate movements on FFC's net interest income because repricing of certain categories of assets and liabilities through, for example, prepayments of loans and withdrawals of deposits, is beyond FFC's control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the data in the table.

        FFC's consolidated negative one-year interest-rate sensitivity gap at September 30, 1996 was $112.2 million or 2.00% of total assets. The one-year negative gap decreased $87.6 million from the December 31, 1995 negative gap of $199.8 million or 3.65% of total assets at that date.

        FFC's consolidated one-year negative gap position of 2.00% at September 30, 1996 falls within management's operating range of a 10% positive gap position to a 10% negative gap position. In view of the current interest-rate environment and the related impact on customer behavior, management believes that it is extremely important to weigh and balance the effect of asset/liability management decisions in the short-term in its efforts to maintain net interest margins and acceptable future profitability. As such, management believes that it has been able to achieve a consistent net interest margin while still meeting its asset/liability management objectives.

        In compliance with OTS regulations, FF Bank also measures and evaluates interest-rate risk via a separate methodology. The net market value of interest-sensitive assets and liabilities is determined by measuring the net present value of future cash flows under varying interest rate scenarios in which interest rates would theoretically increase or decrease up to 400 basis points on a sudden and prolonged basis. This theoretical analysis at the end of the third quarter of 1996 indicates that FF Bank's current financial position should adequately protect FF Bank, and thus FFC, from the effects of rapid rate changes. The OTS has added an interest-rate risk capital calculation such that an institution with a measured interest-rate risk exposure greater than specified levels must deduct an interest-rate risk component when calculating the OTS risk-based capital requirement. The final implementation of this rule was pending at September 30, 1996 as the OTS has delayed the effective date of the regulation pending its adoption of a process by which an institution may appeal an OTS interest-rate risk capital deduction determination. At September 30, 1996, FF Bank would not have been required to deduct an interest-rate risk component under the OTS regulations.

   FIRST FINANCIAL CORPORATION CONSOLIDATED GAP ANALYSIS AT SEPTEMBER 30, 1996



                                       Three                      Greater       Greater        Greater
                                       Months      Four Months   Than One      Than Three     Than Five
                                        and          Through      Through       Through        Through
                                       Under        One Year    Three Years    Five Years     Ten Years
                                     ---------     ----------   -----------    -----------    ----------
                                                                            (Dollars in thousands)
Rate-sensitive assets:
   Investments and interest-
     earning deposits, including
     federal funds (a)(b)            $  183,178    $   10,300   $   61,720     $   43,447    $    471
   Mortgage-related securities (b)      565,956       733,942       64,956         38,657      44,575
   Mortgage loans:
     Fixed-rate (c)(d)                   52,896       136,288      306,678        207,115     241,818
     Adjustable-rate (c)                213,944       558,860      348,549             --          --
   Other loans                          691,223       198,754      212,199         79,949      56,997
                                     ----------    ----------   ----------     ----------    --------
                                      1,707,197     1,638,144      994,102        369,168     343,861

Rate-sensitive liabilities:
   Deposits (e)(f):
     Checking                           116,635        24,572       61,364         47,949      75,085
     Money market accounts              104,225        57,208      117,006         50,471      42,648
     Passbook                           270,317       196,880       56,065         40,366      58,128
     Certificates of deposit            698,413     1,292,025      806,644        126,692       3,305
   Borrowings                           695,836         1,419        2,707          2,897         731
                                     ----------    ----------   ----------     ----------    --------
                                      1,885,426     1,572,104    1,043,786        268,375     179,897
                                     ----------    ----------   ----------     ----------    --------


GAP (repricing difference)           $ (178,229)   $   66,040   $  (49,684)    $  100,793    $163,964
                                     ==========    ==========   ==========     ==========    ========


Cumulative GAP                       $ (178,229)   $ (112,189)  $ (161,873)    $ ( 61,080)   $102,884
                                     ==========    ==========   ==========     ==========    ========


Cumulative GAP/Total assets              (3.19)%       (2.00)%      (2.89)%        (1.09)%       1.84%
                                     ==========    ==========   ==========     ==========    ========

                                           Greater
                                           Than Ten    Greater
                                           Through      Than
                                           20 Years    20 Years         Total
                                          ----------   --------       -------

Rate-sensitive assets:
   Investments and interest-
     earning deposits, including
     federal funds (a)(b)                $ 33,217     $   41,850     $  374,183
   Mortgage-related securities (b)         14,166            121      1,462,373
   Mortgage loans:
     Fixed-rate (c)(d)                    157,863          3,169      1,105,827
     Adjustable-rate (c)                       --             --      1,121,353
   Other loans                             15,188             --      1,254,310
                                         --------     ----------     ----------
                                          220,434         45,140      5,318,046

Rate-sensitive liabilities:
   Deposits (e)(f):
     Checking                              68,054         37,400        431,059
     Money market accounts                 10,826          1,203        383,587
     Passbook                              36,994          8,678        667,428
     Certificates of deposit                   --             --      2,927,079
   Borrowings                               1,910          3,320        708,820
                                         --------     ----------     ----------
                                          117,784         50,601      5,117,973
                                         --------     ----------     ----------


GAP (repricing difference)               $102,650     $  ( 5,461)    $  200,073
                                         ========     ==========     ==========


Cumulative GAP                           $205,534     $  200,073
                                         ========     ==========


Cumulative GAP/Total assets                  3.67%          3.58%
                                         ========     ==========


(a) Investments are adjusted to include FHLB stock totaling $33.2 million as investments in the "Greater Than Ten Through 20 Years" category.

(b) Investment and mortgage-related securities are presented at carrying value, including net unrealized gain or loss on available-for-sale securities.

(c) Based upon 1) contractual maturity, 2) repricing date, if applicable, 3) scheduled repayments of principal and 4) projected prepayments of principal based upon FFC's historical experience as modified for current market conditions.

(d)  Includes loans held for sale.

(e) Deposits include $54.3 million of advance payments by borrowers for tax and insurance and exclude accrued interest on deposits of $ 9.7 million.

(f) FFC has assumed that its passbook savings, checking accounts and money market accounts would have projected annual withdrawal rates, based upon FFC's historical experience, of 26%, 34% and 42%, respectively.

                                COMPARISON OF THE
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1996 AND 1995

Selected Income Statement Information:

         For the third quarter of 1996, FFC reported a net loss of $3.7 million, down from the $17.8 million reported for the third quarter of 1995 due to i) a $28.8 million one-time assessment to recapitalize the SAIF and ii) a $4.2 million charge reflecting a change in accounting for intangible assets. Fully diluted earnings per share for the 1996 quarter amounted to ($0.12) per share as compared to $0.59 per share for the 1995 quarter. Excluding the above items, fully diluted earnings per share for the 1996 period would have been $0.60 per share. Excluding the effect of the SAIF assessment and the accounting change, the annualized return on assets for the third quarter of 1996 increased to 1.31% from 1.30% for 1995 while the annualized return on average equity for the third quarter of 1996 was 17.78%, compared to 19.69% for the third quarter of 1995.

         For the first nine months of 1996, FFC reported income, before an extraordinary charge, of $31.2 million and net income of $30.5 million. In comparison, net income of $44.9 million was reported for the first nine months of 1995. The 1996 extraordinary charge of $686,000, or $0.02 per share, resulted from costs associated with the early redemption of FFC's outstanding subordinated notes originally scheduled to mature in November 1999. The 1995 results included a $4.0 million acquisition charge, or $0.14 per share, related to the FirstRock acquisition. Fully diluted earnings per share for the first nine months of 1996 amounted to $1.02 per share prior to the extraordinary charge, while net income per share was $1.00 per share as compared to $1.48 per share for the first nine months of 1995. Excluding the SAIF assessment, accounting change, extraordinary item and the 1995 acquisition charge, the annualized return on assets for the first nine months of 1996 increased to 1.29% from 1.19% for 1995, while the annualized return on average equity for the first nine months of 1996 was 17.63%, compared to 18.76% for the same period of 1995.

Net Interest Income:

         Net interest income increased $2.6 million to $48.3 million during the third quarter of 1996 from $45.7 million for the third quarter of 1995 due to the net effect of i) an increase in average balances of interest-earning assets and interest-bearing liabilities from $5.208 billion and $5.013 billion, respectively, in 1995 to $5.349 billion and $5.094 billion, respectively, in 1996, and ii) an increase in the net interest margin to 3.64% for the third quarter of 1996 from the 3.55% reported for the third quarter of 1995. The increase in average interest-earning assets in 1996 was augmented by an improvement in the earning- asset ratio from 103.89% in 1995 to 104.98% in 1996. The average yield of interest-earning assets (8.08% in 1995 versus 8.00% in 1996) decreased by 8 basis points, in comparison to a 13 basis point decrease in the average cost of interest-bearing liabilities (4.71% in 1995 versus 4.58% in 1996).

         Net interest income increased $ 2.6 million during the first nine months of 1996 primarily due to an increase in average balances of interest-earning assets and a decrease in interest-bearing liabilities from $5.225 billion and $5.050 billion, respectively, in 1995 to $5.237 billion and $4.992 billion, respectively, in 1996. The net interest margin of 3.57% for the first nine months of 1996 was up from the 3.49% reported for the first nine months of 1995. The increase in average interest-earning assets in 1996 was again augmented by an improvement in the earning-asset ratio from 103.47% in 1995 to 104.90% in 1996. The average yield of interest-earning assets (7.98% in 1995 versus 7.96% in 1996) decreased by 2 basis points, which was similar to the 3 basis points decrease in the average cost of interest-bearing liabilities (4.64% in 1995 versus 4.61% in 1996).

Interest Spread:

         The following table sets forth the weighted average yield earned on FFC's interest-earning assets, the weighted average interest rate paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the three months and nine months ended September 30, 1996 and 1995. A comparison of similar data at September 30, 1996 and 1995 is also shown.


                                       For the             For the
                                  Three Months Ended   Nine Months Ended        At
                                     September 30,       September 30,      September 30,
                                     -------------       -------------      -------------
                                   1996       1995      1996      1995      1996      1995
                                   ----       ----      ----      ----      ----      ----
Weighted average yield
  on interest-earning
  assets                           8.00%     8.08%     7.96%     7.98%     7.93%     8.06%

Weighted average rate
  paid on deposits and
  borrowings                       4.58      4.71      4.61      4.64      4.63      4.74
                                  -----     -----     -----     -----     -----     -----

Interest Spread                    3.42%     3.37%     3.35%     3.34%     3.30%     3.32%
                                  =====     =====     =====     =====     =====     =====

Net interest margin
  (net interest income
  as a percentage of
  earning assets)                  3.64%     3.55%     3.57%     3.49%     3.49%     3.46%
                                  =====     =====     =====     =====     =====     =====


       The interest spread was 3.42% and 3.35% for the three month and nine month periods ended September 30, 1996, as compared to 3.37% and 3.34% for the same periods in 1995 due to the factors noted above. The interest margin increased to 3.64% and 3.57%, respectively, for the three month and nine month periods ended September 30, 1996 from 3.55% and 3.49%, respectively, for the 1995 periods. The interest spread and the net interest margin were 3.30% and 3.49%, respectively, at September 30, 1996 as compared to 3.32% and 3.46%, respectively, at September 30, 1995.

Provisions For Losses on Loans:

       Provisions for loan losses remained steady at $2.9 million for the third quarter of 1996 and the 1995 quarter while the provisions decreased $100,000 to $6.9 million for the nine months ended September 30, 1996 compared to the same period in 1995. Charge-offs for both 1996 periods displayed exceeded related period provisions due to i) previously provided for charge-offs related to the manufactured housing portfolio and ii) lower provisions added to the loss allowances for residential mortgage loans based on current evaluations of the portfolio.

       The following table summarizes FFC's net charge-off experience by category for the three months and nine months ended September 30, 1996 and 1995.


                                             For the Three Months                      For the Nine Months
                                              Ended September 30,                      Ended September 30,
                                         -----------------------------------------------------------------------
                                           1996                  1995               1996                1995
                                         ---------           -----------         ----------          -------
                                            Net                  Net                 Net                 Net
                                         Charge-offs         Charge-offs         Charge-offs         Charge-offs
                                         -----------         -----------         -----------         -----------
Loan Type                                                       (Dollars in thousands)

Credit cards                                $2,172              $1,832              $6,485               $5,006
Manufactured housing                           393                 233                 871                  924
Residential real estate                        224                 172                 624                  736
Consumer and other                             191                 139                 390                  232
Commercial business                             29                   9                 199                  216
                                            ------              ------              ------               ------
                                            $3,009              $2,385              $8,569               $7,114
                                            ======              ======              ======               ======

Net charge-offs as a
  percent of average loans
  outstanding (annualized)                    0.34%               0.27%               0.32%                0.27%
                                            ======              ======              ======               ======


        The $600,000 increase in net charge-offs for the quarter ended September 30, 1996 versus the same period in 1995 relates primarily to the increase in credit card loan net charge-offs. Similarly, the $1.5 million increase in net charge-offs for the first nine months of 1996 compared to the first nine months of 1995 relates primarily to the credit card loss experience. While the current increased level of credit card loan net charge-offs is following the national trend, FFC's experience is at a somewhat lower percentage than the national averages. During the third quarter of 1996, FFC sold an affinity group of the credit card loan portfolio that was experiencing higher than average delinquencies and charge-offs. That sale should help to reduce future credit card losses. Previously management had increased the provisions for losses allocated to credit card loss allowances to keep pace with net charge-off experience and that allowance at September 30, 1996 is 4.15% of credit card loan balances compared to 3.00% as of December 31, 1995.

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

Non-Interest Income:

        Non-interest income decreased $400,000 to $12.4 million for the quarter ended September 30, 1996 from $12.8 million in 1995. Deposit fee income and insurance/ brokerage commissions increased $400,000 and $300,000 respectively, in 1996. Service fees on loans sold decreased $300,000 in 1996 as the average servicing rate on such serviced loans continued to decline as a result of competition in the secondary mortgage market. The gain on disposition of loans, MBSs, and investment securities decreased $1.1 million in 1996 due to the net effect of i) a realized loss of $10.5 million on the sale of available-for-sale MBSs during the third quarter of 1996 (see "Mortgage-Related Securities" and "Non- Performing MBSs"), ii) a $100,000 gain on sale of investment securities in 1996 as opposed to a $1.2 million gain in 1995, iii) an $11.2 million net gain realized on the previously discussed sale of a credit card affinity group relationship having outstanding balances of

$47.9 million and iv) a decrease of $800,000 on gains achieved upon the sale of loans in the secondary mortgage market and the realization of related originated mortgage servicing rights ("OMSRs"). Gains realized from the sale of loans, and the recognition of related OMSRs, decreased in 1996 due to the lower interest-rate environment prevailing during the early part of the third quarter of 1995, compared to 1996, as borrowers shifted to longer term fixed-rate financing and as a result of the 1995 change in accounting methodology. FFC sells long-term, fixed-rate mortgage loans in the normal course of interest-rate risk management. Gains or losses realized from the sale of loans held for sale and the recognition of related OMSRs can fluctuate significantly from period to period depending upon the volatility of interest rates and the volume of loan originations. Thus, results of sales in any one period may not be indicative of future results.

        Non-interest income increased to $34.0 million for the nine months ended September 30, 1996 from $33.4 million for the same period in 1995. Deposit fee income increased $1.3 million in 1996. Insurance and brokerage sales commissions increased $200,000 as FFC's insurance agency subsidiary realized continued stable results. Loan fee income also increased $700,000 in 1996. Loan servicing income decreased $900,000 for the first nine months of 1996. The gain on disposition of loans, MBSs, and investment securities decreased $300,000 in 1996 due to the net effect of i) a realized loss of $12.2 million on the disposition of available-for-sale MBSs, ii) a $700,000 decrease in the sale of investment securities in 1996, iii) the above mentioned $11.2 million gain on sale of credit cards and iv) an increase of $1.4 million on gains achieved upon the sale of loans in the secondary mortgage market and the realization of related OMSRs.

        During the third quarter, FF Bank received regulatory approvals from the Office of the Comptroller of the Currency ("OCC") and the OTS to charter a limited-purpose national credit card bank ("CEBA-Bank"). The CEBA-Bank, an operating subsidiary of FF Bank, became operational during the third quarter of 1996 and has the authority to export Wisconsin rates and fees nationwide to all FFC credit card customers under the National Bank Act. It is expected that such uniform application of law will i) reduce compliance costs, ii) reduce the risk of violation of local law and iii) allow FFC and its subsidiary banks to enhance their credit card rate and fee structure, thereby potentially increasing FFC's profitability depending upon customer behavior and other factors. It is not management's intention to expand the scope of FFC's credit card operations beyond its Midwest regional markets as a result of the formation of the CEBA-Bank.

Non-Interest Expense:

        Non-interest expenses increased $35.3 million for the quarter ended September 30, 1996 as compared to the same period in 1995, due to the $28.8 million one-time SAIF assessment charge and the $4.2 million goodwill accounting change. The SAIF assessment represents FFC's share of a one-time charge by the FDIC to fund its SAIF at 1.25% of overall thrift deposits and achieve parity with the FDIC's Bank Insurance Fund. On an ongoing basis, FFC's annual deposit insurance assessment will decrease to 6.4 cents per $100 of assessable deposits from the current 23 cent rate. As such, based upon current levels of assessable deposits, FFC's annual federal insurance premium will decline by approximately $7.2 million, or $0.15 per share on an after-tax basis (excluding the funding cost related to the one-time assessment). The $4.2 million reduction in goodwill and core deposit intangibles relates primarily to FFC's re-evaluation of these intangibles in accordance with

SFAS No. 72 ("Accounting for Certain Acquisitions of Banking or Thrift Institutions") in relation to acquisitions undertaken in the early 1980's. Non-interest expenses, excluding the above one-time items, increased as a percentage of average assets to 2.15% for the third quarter of 1996 as compared to 2.04% for the same period in 1995. Controllable non-interest expenses, which exclude the amortization of intangible assets and the net cost of operations of foreclosed properties increased slightly to 2.04% of average assets for the quarter ended September 30, 1996 as compared to 1.94% for the same period in 1995. FFC's efficiency ratio (which represents the ratio of controllable expenses to recurring income) remained stable at 48.22% for the quarter ended September 30, 1996, as compared to 47.28% for the corresponding 1995 period, reflecting the continuing efforts to control expenses in relation to FFC's overall operations.

        Non-interest expenses increased approximately $27.5 million for the nine months ended September 30, 1996 as compared to the same period in 1995, primarily due to i) the one-time expenses of $33.0 million noted above, ii) acquisition costs, totaling $6.5 million, incurred relative to the 1995 FirstRock acquisition and iii) the consolidation of operations following that acquisition. Non-interest expenses, excluding the SAIF assessment, goodwill adjustment, and FirstRock acquisition charge, increased as a percentage of average assets to 2.13% for the first nine months of 1996 as compared to 2.12% for the same period in 1995. Controllable non-interest expenses, which exclude the amortization of intangible assets and the net cost of operations of foreclosed properties, increased to 2.04% of average assets for the nine months ended September 30, 1996 as compared to 2.02% for the same period in 1995. However, the efficiency ratio improved to 48.90% for the nine months ended September 30, 1996, as compared to 49.34% for the corresponding 1995 period.

Income Taxes:

        Income tax expense decreased $11.5 million and $10.4 million for the third quarter and first nine months, respectively, of 1996 as compared to similar periods of 1995. The quarter-to-quarter decrease is directly related to the decrease in pre-tax income in 1996 as a result of the above noted one-time items. The $15.1 million income tax expense for the first nine months of 1996 represents an effective tax rate of 32.6% as opposed to 36.2% for 1995. This is primarily the result of the realization during early 1996 of a $1.4 million credit upon the completion of a federal tax audit for the taxable years 1989 through 1991 and as well as the resolution of other tax matters. Upon completion of the audit, the settlement of certain issues resulted either in refunds of taxes previously paid or on which deferred tax asset allowances had been previously provided.

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

                  Exhibit 27 - Financial Data Schedule


        b. Reports on Form 8-K:

                  None

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FIRST FINANCIAL CORPORATION


Date: November 8, 1996                  /s/ John C. Seramur
                                       --------------------
                                        John C. Seramur, President
                                        (Chief Executive Officer) and Director





Date: November 8, 1996                  /s/ Thomas H. Neuschaefer
                                       --------------------------
                                        Thomas H. Neuschaefer
                                        Vice President, Treasurer and Chief
                                        Financial Officer

                                  EXHIBIT INDEX





      11     -        Computation of Earnings Per Share

      27     -        Financial Data Schedule