Form 10-K
period 1996-12-31
FIRST FINANCIAL CORP /WI/
filed 1997-03-25
CIK 735553

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

           For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition report from ____________to ____________

                         Commission File Number 0-11889


                           FIRST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

         WISCONSIN                                              39-1471963
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

           Based upon the closing price of the registrant's common stock as of February 19, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant is: $826,809,294.

           As of February 19, 1997, 36,785,101 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.
Part II:
           Portions of First Financial Corporation's 1996 Annual Report to Shareholders.

Part III:
           Portions of definitive proxy statement for the 1997 Annual Meeting of Shareholders.

                                     PART I
ITEM 1.  BUSINESS

First Financial Corporation

         First Financial Corporation ("FFC"), which was formed in 1984, conducts business as a unitary savings and loan holding company. As a Wisconsin corporation, FFC is authorized to engage in any activity permitted by the Wisconsin Business Corporation Law.

         The principal asset of FFC is all of the outstanding stock of First Financial Bank ("FF Bank" or the "Bank"). The business of FFC is the business of the Bank. Other activities of FFC could be funded by dividends paid by the Bank, borrowings or the issuance of additional shares of capital stock. FFC is headquartered at 1305 Main Street, Stevens Point, Wisconsin, 54481, and its telephone number is (715) 341-0400.


First Financial Bank

         FF Bank is a federally-chartered, stock savings institution whose deposits are insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"). Business is conducted in both Wisconsin and Illinois through 128 full-service branch offices and one limited loan origination office. Based on total assets of $5.7 billion at December 31, 1996, FF Bank is the largest thrift institution headquartered in Wisconsin. The principal mortgage lending area of FF Bank is Wisconsin and Illinois. In addition to real estate loans, FF Bank originates significant volumes of consumer loans, credit card loans and student loans. FF Bank has a limited volume of commercial business loans arising from a 1994 business combination. Consumer, home equity and student lending activities are principally conducted in Wisconsin and Illinois, while the credit card base and resulting loans are principally centered in the Midwest. Nearly all long-term fixed-rate real estate mortgage loans generated are sold in the secondary market and to other financial institutions, with FF Bank retaining the servicing of those loans. FF Bank offers brokerage services and also operates a full-line independent insurance agency and a real estate appraisal company.

         FF Bank has grown significantly through mergers and acquisitions since its stock conversion in 1980, when FF Bank had total assets of $244 million and 14 branch offices in central Wisconsin. In 1984, FF Bank and First State Savings of Wisconsin, concurrently with First State's stock conversion, combined to form FFC, which operated as a multiple savings and loan holding company from 1984 until late 1985 when FFC acquired First Savings Association of Wisconsin. At that time, all three institutions were merged together. In 1988, FF Bank acquired National Savings and Loan Association of Milwaukee, Wisconsin through a merger conversion. By the end of 1988, FF Bank's total assets had grown to $2.3 billion and FF Bank operated 63 full-service banking offices throughout Wisconsin.

         Beginning in 1990, FF Bank expanded into the southern Illinois (suburban St. Louis) and Peoria, Illinois markets by acquiring Illini Federal Savings and Loan Association, Fairview Heights in a voluntary supervisory merger conversion and by purchasing the deposits and nine branch banking offices of two former Peoria thrifts from the Resolution Trust Corporation ("RTC"). Also during 1990, FF Bank acquired two western-Wisconsin area branch banking offices from the RTC. During 1992, FF Bank acquired ten additional branch banking offices in the Peoria market, including eight from LaSalle Talman Bank, FSB and two from the RTC. In 1993, FF Bank acquired Westinghouse Federal Bank, FSB d/b/a United Federal Bank of Galesburg, Illinois and also purchased the deposits and the four Quincy, Illinois-area branch banking offices of Citizens Federal Bank, a FSB.

         In 1994, FFC and FF Bank acquired NorthLand Bank of Wisconsin, SSB of Ashland, Wisconsin through an exchange of stock. Also in 1994, FFC merged First Financial - Port Savings Bank, FSB of Port Washington, Wisconsin, which had been acquired by FFC in 1989 and had operated under a separate charter since that time, into FF Bank.

         In 1995, FFC and FF Bank acquired FirstRock Bancorp, Inc. ("FirstRock") of Rockford, Illinois through an exchange of stock. The five banking offices of FirstRock's subsidiary, First Federal Savings Bank of Rockford, Illinois were merged into FF Bank. At the end of 1995, FFC's assets had grown to $5.5 billion.

         While pursuing its strategy of expansion by acquisition in Wisconsin and Illinois, management of FF Bank has also curtailed certain lending activities outside of the Midwest in recent years. In 1988, FF Bank liquidated the West Coast mortgage banking operation which FF Bank had acquired as part of the acquisition of First Savings. This operation had incurred continuing operating losses. Also, in 1988, 1994 and 1996, FF Bank sold segments of its credit card loan portfolio, consisting of loans concentrated in California, Texas, and the Northeastern states. FF Bank's current credit card lending activities are now focused primarily on Wisconsin, Illinois and other Midwestern states. During 1989, FF Bank also curtailed manufactured housing lending outside of the Midwest. Subsequently, in 1994, FF Bank exited the retail manufactured housing lending business altogether due to competitive practices in the marketplace.

         FF Bank is a member of the Federal Home Loan ("FHL") Bank System. FF Bank is subject to comprehensive examination, supervision and regulation by the Office of Thrift Supervision (the "OTS") and the FDIC, and is also regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as to reserves required to be maintained against deposits and certain other matters. FF Bank's limited purpose credit card subsidiary, First Financial Card Services Bank, N.A. ("FFCSB") is regulated by the Office of the Comptroller of the Currency ("OCC"). See "Regulation, Legislation and Taxation."


Market Area and Competition

         At December 31, 1996, FF Bank conducted business from 128 full-service branch banking offices located in 60 Wisconsin and 35 Illinois communities. The offices are located throughout most of Wisconsin and much of Illinois, including the Peoria, Rockford and suburban St. Louis areas. These offices include 27 locations in the Milwaukee Metropolitan Statistical Area ("MSA"), the largest in Wisconsin, and 33 locations in the Peoria, Rockford and St. Louis MSAs, Illinois' largest outside of Chicago.

         The counties in Wisconsin and Illinois in which FF Bank has offices had a total population of 5.3 million in 1990. Between 1980 and 1990, the population of this area increased 1.3%, compared to 1.2% for the two-state area. The median household income in these counties was $30,497 according to the 1990 Census, compared to $31,402 for the two- state area. It increased 62.7% between 1980 and 1990. This area, in both states, contains a diversity of major urban and suburban areas, smaller less-urbanized communities and predominantly rural areas. Some of the larger companies headquartered in FF Bank's market include A.O. Smith, General Electric Medical Systems, Allen Bradley, Miller Brewing, Johnson Controls, Caterpillar and Sundstrand.

         FF Bank also does business outside of Wisconsin and Illinois. At December 31, 1996, outstanding credit card accounts of FF Bank were distributed approximately 52% to Wisconsin residents, 13% to Illinois, 4% to Michigan, 3% to Texas, 3% to California, 3% to Ohio, 2% to Minnesota, 2% to Missouri, 2% to Florida, 2% to Indiana and 14% to other states. Consumer and student loans are made principally to Wisconsin, Illinois and other Midwestern residents.

         FF Bank is subject to competition from other savings institutions as well as commercial banks and credit unions in both attracting and retaining deposits and in real estate and other lending activities. Competition for deposits also comes from mutual funds, the stock market, corporate debt and government securities. Competition for the origination of real estate loans comes principally from other savings institutions, commercial banks, credit unions and mortgage banking companies. Consumer loan competition comes principally from other savings institutions, commercial banks, automobile manufacturers and their financing subsidiaries, consumer finance companies and credit unions.

         The methods used by competing financial institutions to attract deposit accounts include rates of return, types of accounts, convenience of office locations, and other services. Major factors in competing for loans are interest rates, loan fee charges, and timing and quality of service to the borrower.


Lending Activities, Including Mortgage-Related Securities

          General. FF Bank has traditionally concentrated on origination of conventional mortgage loans secured by first liens on one- to four-family residences. FF Bank also makes loans which are insured by the Federal Housing Authority and the Rural Development program, or partially guaranteed by the Veterans Administration as well as home loans on behalf of or for immediate sale to the Wisconsin Department of Veterans Affairs, the Wisconsin Housing and Economic Development Authority and the Illinois Housing and Development Authority. At December 31, 1996, FFC's total loan portfolio, including mortgage-related securities, amounted to $5.23 billion, including mortgage loans totaling $2.30 billion of which $1.88 billion, or 36.0% of the total loan portfolio, before net items, were loans secured by one- to four-family residences. In addition, FF Bank makes long-term, first mortgage real estate loans on multiple dwelling units and commercial properties, second mortgages and short-term construction loans. As a means of better matching maturities of its asset and liability products, FF Bank has also originated other types of high-yielding loan products which have either a short term to maturity or contain adjustable-rate features. These products include education loans, credit card loans, home equity loans and consumer loans. At December 31, 1996, these loans amounted to $1.28 billion, or 24.4%, before net items, of the total loan portfolio. FFCSB, which is a wholly-owned operating subsidiary of FF Bank, was chartered as a limited-purpose national credit card bank by the OCC on July 19, 1996. FFCSB administers FFC's nationwide credit card operations under uniform rates and fees as established by the State of Wisconsin.

Fixed-rate mortgage loans with terms up to 15 years, mortgage loans with adjustable interest rates, and consumer and other loans are originated for FF Bank's own portfolio, while longer-term fixed-rate mortgage loans are originated for sale in the secondary market. The

Federal Reserve Board is authorized to promulgate regulations limiting the maximum interest rate that may apply during the term of adjustable-rate mortgage loans originated by savings institutions such as FF Bank. Under the regulation adopted by the Federal Reserve Board, no specific interest rate limit is set, but lenders are required to impose interest rate caps on all adjustable-rate mortgage loans and all dwelling-secured consumer loans, including home equity loans, which provide for interest rate adjustments. The regulation is applicable to loans made after December 8, 1987.

FF Bank also purchases mortgage-related securities as a lending alternative when excess liquidity is available. At December 31, 1996, these securities amounted to $1.65 billion, or 31.6% of the total loan portfolio, before net items. For further discussion of the mortgage-related securities portfolio, see Notes A and D to FFC's consolidated financial statements, filed as an exhibit hereto.

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



                                                                            December 31,
                                                       1996                   1995                         1994
                                             ---------------------    ----------------------      ----------------------
                                              Amount       Percent          Amount    Percent        Amount      Percent
                                            ----------     -------        ----------  -------     ----------     -------
                                                                                      (Dollars in thousands)

Real estate mortgage loans:
 Conventional loans:
   One- to four-family.................    $1,859,815       35.6%     $2,006,575        40.6%     $2,034,320        40.4%
   Multi-family........................       235,437        4.5         217,288         4.4         212,071         4.2
 FHA and VA............................        28,566         .5          36,093          .7          34,672          .7
 Commercial and other real estate......       175,877        3.4         152,092         3.1         142,634         2.8
                                           ----------      -----      ----------       -----      ----------       -----

Total real estate mortgage loans.......     2,299,695       44.0       2,412,048        48.8       2,423,697        48.1
                                           ----------      -----      ----------       -----      ----------       -----

Other loans:

 Consumer loans........................       415,155        7.9         362,659         7.3         304,771         6.1
 Home equity loans.....................       296,749        5.7         284,700         5.8         240,915         4.8
 Education loans.......................       269,633        5.2         240,650         4.9         192,542         3.8
 Credit card loans.....................       179,352        3.4         214,107         4.3         200,747         4.0
 Manufactured housing loans............       104,783        2.0         139,385         2.8         152,674         3.0
 Other loans...........................        11,728         .2          17,198          .4          19,023          .4
                                           ----------      -----      ----------       -----      ----------       -----

Total other loans......................     1,277,400       24.4       1,258,699        25.5       1,110,672        22.1
                                           ----------      -----      ----------       -----      ----------       -----

Total loans receivable before
   net items...........................     3,577,095       68.4       3,670,747        74.3       3,534,369        70.2

Mortgage-related securities............     1,650,437       31.6       1,270,761        25.7       1,502,491        29.8
                                           ----------      -----      ----------       -----      ----------       -----

Total loans receivable before
 net items and mortgage-
 related securities....................    $5,227,532      100.0%     $4,941,508       100.0%     $5,036,860       100.0%
                                           ==========      =====      ==========       =====      ==========       =====

                                                                 December 31,
                                                    1993                         1992
                                            ----------------------      ----------------------
                                              Amount       Percent        Amount       Percent
                                            ----------     -------      ----------     -------


Real estate mortgage loans:
 Conventional loans:
   One- to four-family.................    $$1,915,516        41.7%    $1,379,522        35.8%
   Multi-family........................        208,658         4.6        175,511         4.6
 FHA and VA............................         40,133          .9         52,214         1.3
 Commercial and other real estate......        114,431         2.5        123,062         3.2
                                           -----------       -----     ----------       -----

Total real estate mortgage loans.......      2,278,738        49.7      1,730,309        44.9
                                           -----------       -----     ----------       -----

Other loans:

 Consumer loans........................        180,776         3.9        115,205         3.0
 Home equity loans.....................        199,463         4.3        168,434         4.4
 Education loans.......................        168,980         3.7        164,149         4.3
 Credit card loans.....................        209,414         4.6        178,436         4.6
 Manufactured housing loans............        165,017         3.6        133,195         3.4
 Other loans...........................            111                      3,298          .1
                                           -----------       -----     ----------       -----

Total other loans......................        923,761        20.1        762,717        19.8
                                           -----------       -----     ----------       -----

Total loans receivable before
   net items...........................      3,202,499        69.8      2,493,026        64.7

Mortgage-related securities............      1,387,259        30.2      1,361,068        35.3
                                           -----------       -----     ----------       -----

Total loans receivable before
 net items and mortgage-
 related securities....................    $$4,589,758       100.0%    $3,854,094       100.0%
                                           ===========       =====     ==========       =====

       A summary of FFC's loan portfolio, before net items, including loans held for sale and mortgage-related securities is set forth below by adjustable-rate loans, short-term loans and fixed-rate loans.

                                                December 31, 1996            December 31, 1995          December 31, 1994
                                             ----------------------       ----------------------      -------------------
                                                           Percent                      Percent                    Percent
                                              Balance      Of Total        Balance      Of Total       Balance     Of Total
                                              -------      --------        -------      --------       -------     --------
                                                                          (Dollars in thousands)

       Adjustable-rate                       $ 3,039,868    58.2%         $ 2,703,907    54.7%        $ 2,709,597    53.8%

       Short-term*                               373,612     7.1              452,244     9.2             375,681     7.5

       Fixed-rate with maturities
         greater than three years              1,814,052    34.7            1,785,357    36.1           1,951,582    38.7
                                             -----------   -----          -----------   -----         -----------   -----

       Total loan portfolio                  $ 5,227,532   100.0%         $ 4,941,508   100.0%        $ 5,036,860   100.0%
                                             ===========   =====          ===========   =====         ===========   =====


* Loans or mortgage-related securities with remaining contractual life of three years or less.


       At December 31, 1996, the aggregate balance of loans held by FF Bank repricing or maturing after December 31, 1997 was $2.44 billion. Of these loans, $1.85 billion have fixed rates of interest and $587.5 million have terms of three years or less or adjustable interest rates.

       The following table sets forth, at December 31, 1996, the dollar amount of loans maturing in FF Bank's loan portfolios, before net items, plus loans held for sale and mortgage-related securities, based on either their contractual terms to maturity or the remaining time before the loans can be repriced during the periods indicated.


                                                               1998 -     2000 -      2002 -     2007 -     After
                                                    1997        1999       2001        2006       2016       2016        Total
                                                ----------   ---------  ---------   ---------  ---------  ---------   ----------
                                                                            (In thousands)
Real estate mortgage loans....................  $  679,042  $  416,651  $  84,218   $ 396,854  $ 551,959  $  94,611   $2,223,335
Construction mortgage loans...................      23,525      43,892     4,0772       3,414      1,452         --       76,360
Mortgage-related securities...................   1,305,667       4,766     46,832      29,018    237,712     26,442    1,650,437
Credit card and home equity
   loans......................................     457,548      18,553         --          --         --         --      476,101
Other loans*..................................     322,350      95,177    124,725     182,602     76,445         --      801,299
                                                ----------   ---------  ---------   ---------  ---------  ---------   ----------

       Total..................................  $2,788,132   $ 579,039  $ 259,852   $ 611,888  $ 867,568  $ 121,053   $5,227,532
                                                ==========   =========  =========   =========  =========  =========   ==========

*  Includes consumer, manufactured housing, education and small business loans.

       Loan Originations and Purchases. The following table shows loan and mortgage-related securities originations and purchases for FF Bank on a consolidated basis for 1996, 1995 and 1994.

                                                                                Year Ended December 31,
                                                                       1996              1995               1994
                                                                    ----------        ----------         -------
                                                                                    (In thousands)
Loans originated:
  Mortgage loans:
     One- to four-family.........................................   $  599,913         $  476,783        $  756,589
     Multi-family................................................       43,540             34,350            55,658
     Commercial real estate......................................       67,891             31,087            63,002
     Refinanced residential mortgage loans
      previously sold and serviced for others....................           --                 --            24,643
                                                                    ----------         ----------        ----------
                                                                       711,344            542,220           899,892
  Consumer loans.................................................      261,769            229,697           237,651
  Education loans................................................       64,979             76,299            53,692
  Home equity loans - net increase...............................       12,047             43,785            58,791
  Credit card loans - net increase...............................       13,189             13,361             5,124
  Manufactured housing loans.....................................           --             18,288            17,144
  Other loans....................................................        1,478              5,560            10,074
  Decrease (increase) in undisbursed
   loan proceeds.................................................      (13,717)             7,817           (10,829)
                                                                    ----------         ----------        ----------
           Total loans originated................................    1,051,089            937,027         1,271,539
Mortgage-related securities purchased............................      803,280                 --           594,952
                                                                    ----------         ----------        ----------

           Total originations and purchases......................   $1,854,369         $  937,027        $1,866,491
                                                                    ==========         ==========        ==========


       Loan Delinquencies. FF Bank monitors the delinquency status of its loan portfolio on a regular basis and initiates borrower contact and additional collection procedures as necessary at an early date. Delinquencies and past due loans are, however, a normal part of the lending function. When the delinquency reaches the status of greater than 90 days, the loan is placed on a non-accrual status until such time as the delinquency is reduced again to 90 days or less. Non-accrual loans at December 31, 1996 have been presented separately as a part of the discussion of Non-Performing Assets in Management's Discussion and Analysis, filed as an exhibit hereto.

       Delinquencies of 30 to 90 days are summarized as follows:

                                           Balance At December 31,
                                            1996                     1995
                                           ------                   -----
                                               (In thousands)

Total 30 to 90 Day Delinquent Loans

Residential real estate loans              $ 7,241                  $ 9,138
Manufactured housing loans                   2,314                    3,654
Credit card loans                            2,863                    3,870
Commercial real estate loans                   125                      909
Consumer and other loans                     1,658                      815
Student loans                               23,034                   18,438
                                           -------                  -------
                                           $37,235                  $36,824
                                           =======                  =======


       At December 31, 1996, the 30 to 90 day delinquencies increased approximately $400,000 to $37.2 million from $36.8 million at year end 1995. As a percent of total loans receivable, loan delinquencies increased from 1.02% at the end of 1995 to 1.06% at December 31, 1996.

       The most significant factor in the overall increase was the increase of $4.6 million in student loan delinquencies of 30 to 90 days from year end 1995 to December 31, 1996.

These loans are government guaranteed and the servicing of this portfolio is performed by a third party under contract. Excluding student loans, FF Bank's 30 to 90 day delinquencies decreased during 1996 from $18.4 million to $14.2 million.

       Decreases in 30 to 90 day delinquencies were experienced in most loan categories from year end 1995 to December 31, 1996. The more significant decreases were i) a $1.9 million decrease for residential mortgage loans, ii) a $1.4 million decrease for manufactured housing loans and iii) a $1.0 million decrease for credit card loans.

       The above changes in 30 to 90 day delinquencies should be considered in conjunction with the information and review in the Non-Performing Assets section of Management's Discussion and Analysis, as referred to above.

       All of these delinquent loans have been considered by management in its evaluation of the adequacy of the allowances for loan losses.


       Classified Assets. For regulatory purposes, FF Bank utilizes a comprehensive classification system for thrift institution problem assets. In general, classified assets include non-performing assets plus other loans and assets, including contingent liabilities, meeting the criteria for classification. Non-performing assets include loans or assets which were previously loans i) which are not performing to a serious degree under the contractual terms of the original notes or ii) for which known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with current contractual terms. These non-performance characteristics impact directly upon the interest income normally expected from such assets. Specifically included are the loans held on a non-accrual basis, real estate judgments subject to redemption, and foreclosed properties for which FF Bank has obtained title.

       Classified assets, including non-performing assets, for FF Bank and FFC, are set forth in the following table, as of December 31, 1996 and 1995, respectively.

                                                           December 31,
                                                       1996              1995
                                                     --------          ------
                                                          (In thousands)
Classified assets:
   Non-performing assets:
      Non-accrual loans                              $ 11,988          $ 12,246
      Non-performing mortgage-related securities                         12,858
      Real estate held for sale by FFC                                    1,309
      Foreclosed properties and other
         repossessed assets                             3,997             3,379
                                                     --------          --------
            Total Non-Performing Assets                15,985            29,792

   Additional classified performing loans:
      Residential real estate                             545             1,013
      Commercial real estate                            6,105             5,890
      Consumer (including manufactured housing
         and credit cards)                                159               280
      Commercial business                                 421               418
   Other assets                                         2,491
   Other adjustments - net                             (1,638)             (900)
                                                     --------          --------
         Total Classified Assets                     $ 24,068          $ 36,493
                                                     ========          ========

         During the year ended December 31, 1996, classified assets decreased $12.4 million to $24.1 million from the December 31, 1995 total of $36.5 million as the net result of various 1996 events. As a percentage of total assets, classified assets decreased from 0.67% at December 31, 1995 to 0.42% at December 31, 1996.

         The non-performing asset segment of classified assets similarly decreased $13.8 million during 1996. For further discussions of such non-performing assets, see Management's Discussion and Analysis, filed as an exhibit hereto. Other significant changes in classified assets are discussed below.

         Performing commercial real estate loans which had been classified due to the possible adverse effects of identifiable future events increased $200,000 in 1996. This nominal increase is due to the net effect of i) the inclusion in this category of two loans of $300,000 each and ii) principal payments received on other classified performing loans.

         Classified performing residential real estate mortgage loans decreased from 1995 year end from $1.0 million to $500,000 at December 31, 1996. The $500,000 reduction was primarily the result of continued efforts involving certain borrowers with groups of loans requiring intensive monitoring and some charge-offs.

         The other asset category relates to a $2.5 million mortgage-related security which is continuing to perform but for which certain losses have been absorbed during 1996.

         All adversely classified assets at December 31, 1996 have been considered by management in its evaluation of the adequacy of allowances for losses.


Investment Activities

         In addition to lending activities, FF Bank conducts other investment activities on an ongoing basis in order to diversify assets, obtain maximum yield and meet levels of liquid assets required by regulatory authorities. Investment decisions are made by authorized officers in accordance with policies established by the Board of Directors. In addition to satisfying regulatory liquidity requirements, investments are used as part of FF Bank's asset and liability program to minimize FF Bank's vulnerability to changing interest rates. At December 31, 1996, 41.1% of FF Bank's investments mature or reprice in one year or less, and 80.6% mature or reprice in five years or less.

         For a breakdown of investment securities held by FF Bank at certain dates, see Note C to FFC's consolidated financial statements, filed as an exhibit hereto.

         The following table sets forth the maturity/repricing characteristics of FF Bank's investment securities at December 31, 1996 and the weighted average yields of such securities.

                                                         After One, But       After Five, But
                                    Within One Year     Within Five Years     Within 10 Years      After 10 Years
                                   -----------------    -----------------    -----------------    ---------------
                                            Weighted             Weighted             Weighted             Weighted
                                             Average              Average              Average              Average
                                   Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                                                                 (Dollars in thousands)
U.S. Government and agency
    obligations.................. $ 22,056    5.19%    $ 84,705    6.07%     $    140   7.00%     $ 41,440   6.94%
Interest-earning deposits
    in banks.....................   18,043    5.16
Federal funds sold...............    2,513    6.50
Corporate and bank notes
    receivable...................      583    4.80
State and municipal..............
    obligations.................       450    5.00          337    7.45           262   8.00
Adjustable-rate mortgage
    mutual fund..................   44,938    6.11
                                  --------

    Total........................ $ 88,583    5.68%    $ 85,042    6.08%     $    402   7.65%     $ 41,440   6.94%
                                  ========             ========              ========             ========


Sources of Funds

       Deposit accounts, sales of loans in the secondary market and loan repayments are the primary sources of funds for use in lending and for other general business purposes. In addition, FF Bank derives funds from maturity of investments, advances from the FHL Bank and other borrowings. Repayments of loans and mortgage-related securities are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market and economic conditions. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels. They may also be used on a longer-term basis to support expanded lending and investment activities. FF Bank has not generally solicited deposits outside the market area served by its offices and has no brokered deposits at December 31, 1996.

       The following table sets forth certain information as to FFC's advances and other borrowings at the dates and for the periods indicated. See Note J to FFC's consolidated financial statements, incorporated herein by reference.

                                                                            December 31,
                                                                    1996              1995              1994
                                                                  --------          --------          ------
                                                                           (In thousands)

Short-term borrowings..........................................   $ 54,090          $ 25,972          $ 13,127
FHL Bank advances..............................................    703,700           475,368           622,209
Subordinated notes.............................................         --            54,925            54,977
Industrial development revenue bonds...........................      6,120             6,219             6,315
Collateralized mortgage obligations............................      5,616             8,024            11,818
                                                                  --------          --------          --------

       Total borrowings........................................   $769,526          $570,508          $708,446
                                                                  ========          ========          ========

Weighted average interest cost of total
    borrowings during the year.................................      5.69%             6.45%             5.58%

Average month-end balance of short-term
    borrowings.................................................   $ 92,984          $ 59,092          $ 14,006

Weighted average interest rate of short-term
    borrowings during the year.................................      5.48%             5.91%             6.02%






Weighted average interest rate of short-term
    borrowings at end of year..................................      5.42%             5.89%             5.76%

Service Corporations and Operating/Finance Subsidiaries

      FF Bank has i) five wholly-owned service corporations, ii) two operating subsidiaries, and iii) two limited-purpose finance subsidiaries.

      Appraisal Services, Inc.

      First Financial Card Services Bank, N.A. (operating subsidiary)

      First Financial Investments, Inc. (operating subsidiary)

      First Service Corporation of Wisconsin

      Illini Service Corporation

      Mortgage Finance Corporation

      UFS Capital Corporation and FFS Funding Corp., Inc. (finance subsidiaries)

      Wisconsin Insurance Management, Inc.


Employees of FFC

       At December 31, 1996, FFC and its subsidiaries employed 1,376 full-time employees and 402 part-time employees. FFC promotes equal employment opportunity and considers its employee relations to be good. FFC's employees are not represented by any collective bargaining group.

Executive Officers

       The following table sets forth information regarding each of the executive officers of FFC and FF Bank:

                         Age At
Executive              December 31,        Business Experience
Officer                   1996             During Past Five Years

John C. Seramur            54              Mr.  Seramur  joined FF Bank in 1966 and  serves as
                                           Director,  President,  Chief Executive  Officer and
                                           Chief Operating Officer of FFC and FF Bank.

Robert M. Salinger         46              Mr. Salinger joined FFC as Corporate  Secretary and
                                           General  Counsel  in  1985.  He also  serves  as an
                                           Executive  Vice  President of FF Bank.  In 1984, he
                                           had  served  as  General   Counsel  and   Corporate
                                           Secretary for an institution acquired by FFC. Prior
                                           to 1984, he was a partner in the law firm of Petrie
                                           & Stocking,  S.C., and associated with the law firm
                                           of Whyte, Hirschboeck & Dudek, S.C.

Thomas H. Neuschaefer      50              Mr.  Neuschaefer  joined FF Bank in 1988 and serves
                                           as Vice  President,  Treasurer and Chief  Financial
                                           Officer of FFC.  He also serves as  Executive  Vice
                                           President-Finance of FF Bank. From 1978 to 1988, he
                                           served  as  Chief  Financial   Officer  of  another
                                           institution  acquired by FFC. Prior to 1978, he was
                                           associated  with the  national  accounting  firm of
                                           Ernst & Young LLP.

Donald E. Peters           47              Mr.  Peters  joined  FF Bank in 1982 and  serves as
                                           Executive  Vice  President  - Retail  Banking of FF
                                           Bank.  Prior to 1982,  he was an officer of another
                                           thrift institution.

Harry K. Hammerling        46              Mr. Hammerling joined FF Bank in 1984 and serves as
                                           Executive  Vice  President  -  Administration   and
                                           Servicing for FF Bank. From 1972 to 1984, he served
                                           as an officer of a predecessor of FF Bank.

Kenneth F. Csinicsek       57              Mr.  Csinicsek joined FF Bank in 1987 and serves as
                                           Senior Vice  President  of  Marketing  and Investor
                                           Relations.  Prior to joining FF Bank,  he served as
                                           president  of another  thrift  institution  for two
                                           years  and  operated  two   financial   institution
                                           consulting firms over a thirteen year period.

Regulation, Legislation and Taxation

         FFC, as a savings and loan holding company, and FF Bank, as a federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS as their primary federal regulator. FF Bank also is subject to regulation, supervision and examination by the FDIC and as to certain matters by the Federal Reserve Board. FF Bank's wholly owned operating subsidiary, FFCSB, is a limited purpose national credit card bank which is regulated by the OCC. See "Management's Discussion and Analysis" and "Notes to Consolidated Financial Statements" as to the impact of certain laws, rules and regulations on the operations of FFC and FF Bank. Set forth below is a description of certain recent regulatory developments.

         In September 1996, legislation (the "1996 Legislation") was enacted to address the undercapitalization of the SAIF, of which FF Bank is a member. As a result of the 1996 Legislation, the FDIC imposed a one-time special assessment of .657% on deposits insured by the SAIF as of March 31, 1995. FF Bank incurred a one-time charge of $28.8 million (before taxes) to pay for the assessment based on its level of SAIF deposits as of March 31, 1995. After the SAIF was deemed to be recapitalized, FF Bank's deposit insurance premiums to the SAIF were reduced as of September 30, 1996. FF Bank expects that its future deposit insurance premiums will continue to be lower than the premiums it paid prior to the recapitalization.

         The 1996 Legislation also contemplates the merger of the SAIF with the Bank Insurance Fund (the "BIF"), which generally insures deposits in national and state-chartered banks. The combined deposit insurance fund, which will be formed no earlier than January 1, 1999, will insure deposits at all FDIC insured depository institutions. As a condition to the combined insurance fund, however, no insured depository institution can be chartered as a federal savings association. The Secretary of the Treasury is required to report to the Congress no later than March 31, 1997 with respect to the development of a common charter for all federally chartered depository institutions. If legislation with respect to the development of a common charter is enacted, FF Bank may be required to convert its federal charter to either a new federal type of bank charter or to a state depository institution charter. Future legislation also may result in FFC becoming regulated as a bank holding company by the Federal Reserve Board rather than a savings and loan holding company regulated by the OTS. Regulation by the Federal Reserve Board could subject FFC to capital requirements that are not currently applicable to FFC as a holding company under OTS regulations and may result in additional statutory limitations on the type of business activities in which FFC may engage at the holding company level. FFC and FF Bank are unable to predict whether such legislation will be enacted.

         The 1996 Legislation also contained several provisions that could impact operations of FF Bank, including regulatory burden relief, environmental lender liability relief, and less restrictive limitations on investments in student loans, credit card loans and commercial loans. Furthermore, the qualified thrift lender ("QTL") test that FF Bank must comply with was liberalized to provide that small business, credit card and student loans can be included in the QTL calculation without any limit, and that FF Bank can qualify as a QTL by meeting either the QTL test set forth in the Home Owners' Loan Act or under the definition of a domestic building and loan association as defined in the Internal Revenue Code of 1986, as amended (the "IRC").

         On August 20, 1996, the President of the United States signed the Small Business Job Protection Act of 1996 ("the Act"). The Act repealed the "reserve method" of accounting for bad debts by most thrift institutions, effective for taxable years beginning after 1995. Most thrift institutions such as FF Bank are now required to use the "specific charge-off method". The Act also grants partial relief from reserve recapture provisions which are triggered by the change in method. This legislation is not expected to have a material impact on FF Bank's financial condition or results of operations.

         During  1996,  the  OTS  continued  its  comprehensive  review  of  its regulations to eliminate duplicative, unduly burdensome and unnecessary regulations concerning lending and investments, corporate governance, subsidiaries and equity investments, conflicts of interest and usurpation of corporate opportunity.

         The OTS's revised subsidiaries and equity investments regulation consolidated all OTS regulations that apply to various types of subsidiaries of federal associations and updates the list of pre-approved service corporation activities with additional activities that the OTS has deemed to be reasonably related to the activities of federal savings institutions. The revised corporate governance regulation is intended to provide greater flexibility with respect to corporate governance of federal savings institutions, such as FF Bank.

         The OTS also converted its policy statement on conflicts of interest to a regulation that is intended to be based upon common law principles of "duty of loyalty" and "duty of care." The OTS corporate opportunity regulations and policy statements also were eliminated and replaced with a standard similar to common law standards governing usurpation of corporate opportunity, provided that such activities are in compliance with Sections 23A or 23B of the Federal Reserve Act.

ITEM 2.   PROPERTIES

         At December 31, 1996, FF Bank operated through 128 full-service savings bank branch offices, one loan origination limited office and one insurance agency office, with 76 offices located in Wisconsin and 54 in Illinois. The aggregate net book value at December 31, 1996 of the properties owned or leased, including headquarters, properties and leasehold improvements at the leased offices, was $42.4 million. Thirty-six of the office properties are leased and the leases expire between 1997 and 2056. See Note H to FFC's consolidated financial statements, filed as an exhibit hereto, for information regarding FF Bank's premises and equipment. Management believes that all of these properties are in good condition.


ITEM 3.  LEGAL PROCEEDINGS

       FFC and FF Bank are involved as plaintiff or defendant in various legal actions incidental to their business, all of which in the aggregate are believed by management of FFC not to represent an adverse risk of loss which would be material to the financial condition or operations of FFC or FF Bank.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information required by this item regarding directors is incorporated by reference from pages 5 to 9 and 16 of the proxy statement for FFC's 1997 annual meeting of shareholders, filed with the Securities and Exchange Commission on March 10, 1997. Information required by this item regarding executive officers is included herein at page 12 and regarding directors at pages 5 - 7 of the proxy statement.


ITEM 11.  EXECUTIVE COMPENSATION

       The information regarding executive compensation required by this item is incorporated herein by reference from pages 9 - 15 of the proxy statement for FFC's 1997 annual meeting of shareholders, filed with the Securities and Exchange Commission on March 10, 1997.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item is incorporated herein by reference from pages 3 - 4 of the proxy statement for FFC's 1997 annual meeting of shareholders, filed with the Securities and Exchange Commission on March 10, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated herein by reference from page 16 of the proxy statement for FFC's 1997 annual meeting of shareholders, filed with the Securities and Exchange Commission on March 10, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)(1) The following consolidated financial statements of the Registrant and its subsidiaries, including the related notes and the report of the independent auditors are incorporated herein by reference from Exhibit 13(a) of this Report.

       Report of Independent Auditors

       Consolidated Balance Sheets at December 31, 1996 and 1995.

       Consolidated Statements of Income for Each Year in the Three Year Period Ended December 31, 1996.

       Consolidated Statements of Stockholders' Equity for Each Year in the Three Year Period Ended December 31, 1996.

       Consolidated Statements of Cash Flows for Each Year in the Three Year Period Ended December 31, 1996.

       Notes to Consolidated Financial Statements.

       (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

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

              3(b) Bylaws of the Registrant, as amended on April 17, 1996 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 8, 1996).

              4 Form of Certificate of Common Stock (incorporated herein by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-1 [Registration No. 2-88289] filed on December 7, 1983).

             10(a) Employment Contract of Registrant with John C. Seramur dated January 1, 1989, (incorporated by reference from Annual Report on Form 10-K for 1989 filed on March 26,
                      1990).

             10(b) Employment Agreement between Registrant and Robert M. Salinger dated August 16, 1989,(incorporated by reference from Annual Report on Form 10-K for 1989 filed on March 26, 1990).

             10(c) Stock Option Plan of Registrant (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to
                      Registrant's Registration Statement on Form S-1 [Registration No. 2-88289] filed on February 14, 1984).

             10(d) Supplemental Executive Profit Sharing Plan dated December 21, 1987 (incorporated herein by reference to Exhibit 10(q) to Post-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-1 [Registration No. 33-16948] filed on February 29, 1988).

             10(e) Executive Supplemental Life Insurance Plan dated April 10, 1989 (incorporated herein by reference from Annual Report on Form 10-K for 1989 filed on March 26, 1990).

             10(f) Employment Agreement between Registrant and Donald E. Peters dated August 16, 1989 and amended August 19, 1992. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

             10(g) Employment Agreement between Registrant and Harry K. Hammerling dated August 16, 1989 and amended August 19, 1992. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

             10(h)    Directors'   Retirement  Plan  dated  November  18,  1992.
                      (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

             10(i) Consulting Agreement between Registrant and Robert S. Gaiswinkler dated January 1, 1993. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

             10(j) Deferred Compensation Plan and Trust, dated January 1, 1988 and amended January 1, 1993. (Incorporated herein by reference from Annual Report on Form 10-K for 1993 filed on March 29, 1994.)

             10(k) Employment Agreement between Registrant and Thomas H. Neuschaefer dated June 14, 1994. (Incorporated herein by reference from Annual Report on Form 10-K for 1994 filed on March 28, 1995.)

             10(l) Employment Agreement between Registrant and Kenneth F. Csinicsek dated June 14, 1994. (Incorporated herein by reference from Annual Report on Form 10-K for 1994 filed on March 28, 1995.)

             10(m) First Financial Corporation Stock Option Plan III dated April 24, 1991 and restated August 16, 1995. (Incorporated herein by reference from annual report on Form 10-K for 1995 filed on March 20, 1996.)

             10(n) First Federal Savings Bank of Rockford, Illinois Employee Stock Ownership Plan and Trust, amended February 28, 1995 to reflect a) adoption by FF Bank as successor plan sponsor and b) related amendments thereto. (Incorporated herein byreference from annual report on Form 10-K for 1995 filed on March 20, 1996.)

             10(o) Supplemental Executive Retirement Plan dated August 1, 1989, and amended and restated February 22, 1996.

             11       Computation of Earnings Per Share

             13(a)    Consolidated Financial Statements

             13(b)    Management's   Discussion   and   Analysis  of   Financial
                      Condition and Results of Operations

             21 Subsidiaries of the Registrant - as of the date of this report, the only subsidiary of the Registrant is FF Bank.

             23 Consent of Ernst & Young LLP for Registration Statement No. 2-90005 as filed with the Securities and Exchange Commission ("SEC") on March 16, 1984, Registration Statement No. 33-17304 as filed with the SEC on September 17, 1987, Post-Effective Amendment No. 5 to Form S-1 on Form S-8 [Registration No. 33-16948] as filed with the SEC on May 12, 1988, Registration Statement No. 33-36295 as filed with the SEC on August 9, 1990, Registration Statement No. 33-69856 as filed with the SEC on October 1, 1993, Registration Statement No. 33-51487 filed with the SEC on January 13, 1994 and Registration Statement No. 33-55823 filed with the SEC on January 27, 1995.

             27       Financial Data Schedule

       (b)      Reports on Form 8-K.

                On October 17, 1996, the Registrant filed a Current Report on Form 8-K with the SEC reporting that FFC had announced a six-month 5% stock repurchase program.

                On November 20, 1996, the Registrant filed a Current Report on Form 8-K with the SEC reporting that FFC had announced a 5-for-4 stock split.

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

                                           FIRST FINANCIAL CORPORATION


                                           By:   /s/ John C. Seramur
                                                  -----------------------------
                                                   John C. Seramur
                                                   President
                                                   Chief Executive Officer


                                           Date: March 25, 1997


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:       /s/ John C. Seramur                            By:       /s/ Thomas H. Neuschaefer
       ------------------------------------                     ----------------------------
              John C. Seramur                                          Thomas H. Neuschaefer
              President                                                Vice President, Treasurer and
              Chief Executive Officer                                  Chief Financial Officer
              Director                                                 Date: March 25, 1997
              Date: March 25, 1997


                                                         By:      /s/  Robert S. Gaiswinkler
                                                                       Robert S. Gaiswinkler
                                                                       Chairman of the Board
                                                                       Director
                                                                       Date: March 25, 1997


By:       /s/ Gordon M. Haferbecker                      By:       /s/ James O. Heinecke
       -----------------------------------                      ------------------------
              Gordon M. Haferbecker                                    James O. Heinecke
              Director                                                 Director
              Date: March 25, 1997                                     Date: March 25, 1997








By:       /s/ Robert T. Kehr                             By:       /s/ Robert P. Konopacky
       -------------------------------------                    --------------------------
              Robert T. Kehr                                           Robert P. Konopacky
              Director                                                 Director
              Date: March 25, 1997                                     Date: March 25, 1997


By:       /s/ Dr. George R. Leach                        By:       /s/ Ignatius H. Robers
       ------------------------------------                     -------------------------
              Dr. George R. Leach                                      Ignatius H. Robers
              Director                                                 Director
              Date: March 25, 1997                                     Date: March 25, 1997


By:       /s/ John H. Sproule                            By:       /s/ Ralph R. Staven
       --------------------------------------                   ----------------------
              John H. Sproule                                          Ralph R. Staven
              Director                                                 Director
              Date: March 25, 1997                                     Date: March 25, 1997


By:      /s/ Norman L. Wanta                             By:       /s/ Arlyn G. West
       ------------------------------------                     --------------------
             Norman L. Wanta                                           Arlyn G. West
             Director                                                  Director
             Date: March 25, 1997                                      Date: March 25, 1997



                                  EXHIBIT INDEX

       3(a) Articles of Incorporation of Registrant dated February 21, 1984, as amended, and restated on January 18, 1995. (Incorporated herein by reference to Exhibit 3.1 to Pre-Effective Amendment
                No. 1 to Registrant's Registration Statement on Form S-4 [Registration No. 33-56823] filed on January 26, 1995).

       3(b)     Bylaws  of  the  Registrant,   as  amended  on  April  17,  1996
                (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 8, 1996).

       4 Form of Certificate of Common Stock (incorporated herein by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-1 [Registration No. 2-88289] filed on December 7, 1983).

       10(a) Employment Contract of Registrant with John C. Seramur dated January 1, 1989, (incorporated by reference from Annual Report on Form 10-K for 1989 filed on March 26, 1990).

       10(b) Employment Agreement between Registrant and Robert M. Salinger dated August 16, 1989, (incorporated by reference from Annual Report on Form 10-K for 1989 filed on March 26, 1990).

       10(c) Stock Option Plan of Registrant (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to Registrant's Registration Statement on Form S-1 [Registration No. 2-88289] filed on February 14, 1984).

       10(d) Supplemental Executive Profit Sharing Plan dated December 21, 1987 (incorporated herein by reference to Exhibit 10(q) to Post-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-1 [Registration No. 33- 16948] filed on February 29, 1988).

       10(e) Executive Supplemental Life Insurance Plan dated April 10, 1989 (incorporated herein by reference from Annual Report on Form 10-K for 1989 filed on March 26, 1990).

       10(f) Employment Agreement between Registrant and Donald E. Peters dated August 16, 1989 and amended August 19, 1992. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(g) Employment Agreement between Registrant and Harry K. Hammerling dated August 16, 1989 and amended August 19, 1992. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(h)    Directors'    Retirement   Plan   dated   November   18,   1992.
                (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(i) Consulting Agreement between Registrant and Robert S. Gaiswinkler dated January 1, 1993. (Incorporated herein by reference from Annual Report on Form 10-K for 1992 filed on March 26, 1993.)

       10(j) Deferred Compensation Plan and Trust, dated January 1, 1988 and amended January 1, 1993. (Incorporated herein by reference from Annual Report on Form 10-K for 1993 filed on March 29, 1994.)

       10(k)    Employment   Agreement   between   Registrant   and   Thomas  H.
                Neuschaefer dated June 14, 1994. (Incorporated herein by reference from Annual Report on Form 10-K for 1994 filed on March 28, 1995.)

       10(l) Employment Agreement between Registrant and Kenneth F. Csinicsek dated June 14, 1994. (Incorporated herein by reference from Annual Report on Form 10-K for 1994 filed on March 28, 1995.)

       10(m) First Financial Corporation Stock Option Plan III dated April 24, 1991 and restated August 16, 1995. (Incorporated herein by reference from annual report on Form 10-K for 1995 filed on March 20, 1996.)

       10(n) First Federal Savings Bank of Rockford, Illinois Employee Stock Ownership Plan and Trust, amended February 28, 1995 to reflect
                a) adoption by FF Bank as successor plan sponsor and b) related amendments thereto. (Incorporated herein by reference from annual report on Form 10-K for 1995 filed on March 20, 1996.)

       10(o) Supplemental Executive Retirement Plan dated August 1, 1989, and amended and restated February 22, 1996.

       11       Computation of Earnings Per Share

       13(a)    Consolidated Financial Statements

       13(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

       21 Subsidiaries of the Registrant - as of the date of this report, the only subsidiary of the Registrant is FF Bank.

       23 Consent of Ernst & Young LLP for Registration Statement No. 2-90005 as filed with the Securities and Exchange Commission ("SEC") on March 16, 1984, Registration Statement No. 33-17304 as filed with the SEC on September 17, 1987, Post-Effective Amendment No. 5 to Form S-1 on Form S-8 [Registration No. 33-16948] as filed with the SEC on May 12, 1988, Registration Statement No. 33-36295 as filed with the SEC on August 9, 1990, Registration Statement No. 33-69856 as filed with the SEC on October 1, 1993, Registration Statement No. 33-51487 filed with the SEC on January 13, 1994 and Registration Statement No. 33-55823 filed with the SEC on January 27, 1995.

       27       Financial Data Schedule