Form 10-Q
period 1997-03-31
FIRST FINANCIAL CORP /WI/
filed 1997-05-09
CIK 735553

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1997
                               --------------------------------

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              --------------     --------------

                         Commission File Number 0-11889

                           FIRST FINANCIAL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Wisconsin                                               39-1471963
-------------------------------                              -------------------
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

Yes X   No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common Stock, par value $1.00 per share             36,188,002 Shares
  ---------------------------------------        -----------------------------
                 Class                           Outstanding at April 30, 1997

                           FIRST FINANCIAL CORPORATION

                                 Form 10-Q Index




Part I -       Financial Information
               ----------------------

               Consolidated Balance Sheets as of March 31, 1997
                  (Unaudited) and December 31, 1996

               Unaudited Consolidated Statements of Income for
                  the Three Months Ended March 31, 1997 and 1996

               Unaudited Consolidated Statement of Changes In
                  Stockholders' Equity for the Three Months Ended
                  March 31, 1997

               Unaudited Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 1997 and
                  1996

               Notes to Unaudited Consolidated Financial Statements

               Management's Discussion and Analysis:
                  Comparison of the Consolidated Balance Sheets
                  at March 31, 1997 (Unaudited) and December 31,
                  1996

                  Comparison of the Unaudited Consolidated Statements
                  of Income for the Three Months Ended March 31, 1997 and
                  1996


Part II -      Other Information
               -----------------

               Item 6.  Exhibits and Reports on Form 8-K

Signatures
----------

Exhibits
--------




                                                    FIRST FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS

                                                              ASSETS
                                                                             March 31,
                                                                               1997                December 31,
                                                                            (Unaudited)                1996
                                                                            -----------            ------------
                                                                                      (In thousands)
Cash                                                                       $   82,347             $  133,529
Federal funds sold                                                             48,485                  2,513
Interest-earning deposits                                                       8,999                 18,043
                                                                           ----------             ----------
     Cash and cash equivalents                                                139,831                154,085

Securities available for sale (at fair value):
     Investment securities                                                    122,811                136,477
     Mortgage-related securities                                            1,217,366              1,048,085
Securities held to maturity (at amortized cost):
     Investment securities (fair value of
     $55,762,000--1997 and $57,996,000--1996)                                  56,394                 58,434
     Mortgage-related securities (fair value of
     $574,862,000--1997 and $597,106,000--1996)                               582,882                602,352
Loans receivable:
     Held for sale                                                             16,906                 19,119
     Held for investment                                                    3,485,783              3,493,700
Foreclosed properties and repossessed assets                                    4,356                  3,997
Real estate held for investment or sale                                         7,365                  7,431
Office properties and equipment                                                50,462                 50,428
Intangible assets, less accumulated amortization                               11,867                 12,739
Other assets                                                                  112,483                113,584
                                                                           ----------             ----------
                                                                           $5,808,506             $5,700,431
                                                                           ==========             ==========


                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                   $4,493,105             $4,444,932
Borrowings                                                                    832,624                769,526
Advance payments by borrowers
     for taxes and insurance                                                   29,885                 13,382
Other liabilities                                                              47,196                 62,080
                                                                           ----------             ----------
        Total liabilities                                                   5,402,810              5,289,920

Stockholders' equity:
     Serial preferred stock, $1 par value:
       Authorized, 3,000,000 shares
       None issued
     Common stock, $1 par value:
       Authorized, 75,000,000 shares
       Issued, 37,601,063 (1997),
         37,450,879 (1996)
       Outstanding, 36,411,443 (1997)
         36,802,484 (1996)                                                     37,601                 37,451
     Additional paid-in capital                                                44,685                 43,668
     Net unrealized gain (loss) on
       securities available for sale                                           (3,833)                 1,300
     Treasury stock, 1,189,620 (1997) and
       648,395 (1996) shares, at cost                                         (28,909)               (14,447)
     Retained earnings                                                        356,152                342,539
                                                                           ----------             ----------
       Total stockholders' equity                                             405,696                410,511
                                                                           ----------             ----------
                                                                           $5,808,506             $5,700,431
                                                                           ==========             ==========

See notes to unaudited consolidated financial statements.




                                                 FIRST FINANCIAL CORPORATION
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                 -------------------------
                                                                                 1997                 1996
                                                                                 ----                 ----
                                                                          (In thousands, except per share amounts)
Interest income:
   Mortgage loans                                                             $ 43,088              $ 45,879
   Other loans                                                                  30,628                31,659
   Mortgage-related securities                                                  30,357                21,829
   Investments                                                                   4,086                 4,255
                                                                              --------              --------
     Total interest income                                                     108,159               103,622
Interest expense:
   Deposits                                                                     49,771                50,367
   Borrowings                                                                   10,753                 7,286
                                                                              --------              --------
     Total interest expense                                                     60,524                57,653
                                                                              --------              --------
     Net interest income                                                        47,635                45,969
Provisions for losses on loans                                                   2,250                 1,900
                                                                              --------              --------
                                                                                45,385                44,069
Non-interest income:
   Deposit account service fees                                                  3,369                 3,142
   Loan fees and service charges                                                 3,220                 2,729
   Insurance and brokerage commissions                                           1,940                 1,832
   Service fees on loans sold                                                    1,401                 1,533
   Net gain on sales of loans and
     mortgage-related securities                                                 1,128                   261
   Net gain on sales of
     securities available for sale                                                 102                    13
   Other                                                                           837                   747
                                                                              --------              --------
     Total non-interest income                                                  11,997                10,257
                                                                              --------              --------
     Operating income                                                           57,382                54,326
Non-interest expense:
   Compensation, payroll taxes and benefits                                     12,810                12,083
   Occupancy                                                                     2,560                 2,458
   Marketing                                                                     1,896                 1,657
   Data processing                                                               1,837                 1,865
   Telephone and postage                                                         1,777                 1,698
   Loan expenses                                                                 1,453                 1,721
   Furniture and equipment                                                       1,137                 1,360
   Amortization of intangible assets                                               872                 1,264
   Federal deposit insurance premium                                               707                 2,561
   Net cost of (income from) foreclosed properties                                 (25)                   60
   Other                                                                         2,656                 2,668
                                                                              --------              --------
     Total non-interest expense                                                 27,680                29,395
                                                                              --------              --------
Income before income taxes and
   extraordinary item                                                           29,702                24,931
Income taxes                                                                    10,592                 7,597
                                                                              --------              --------
Income before extraordinary item                                                19,110                17,334
Extraordinary item                                                                  --                  (686)
                                                                              --------              --------
Net income                                                                    $ 19,110              $ 16,648
                                                                              ========              ========

Earnings per share:
   Primary and fully diluted:
     Income before extraordinary item                                         $   0.51              $   0.46
     Extraordinary item                                                             --                 (0.02)
                                                                              --------              --------
     Net income                                                               $   0.51              $   0.44
                                                                              ========              ========

Cash dividends per share                                                      $   0.15              $   0.12
                                                                              ========              ========

See notes to unaudited consolidated financial statements.


                                                             -3-




                                                 FIRST FINANCIAL CORPORATION
                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         (Unaudited)


                                                                 Net
                                                             Unrealized
                                                               Holding
                                          Common                Gain
                                         Stock and           (Loss) on
                                         Additional          Securities
                                          Paid-In             Available          Treasury        Retained       Stockholders'
                                          Capital             For Sale            Stock          Earnings          Equity
                                          -------             --------            -----          --------          ------
                                                                      (In thousands)

Balances at
  December 31, 1996                      $ 81,119            $  1,300           $(14,447)        $342,539         $410,511

Net income for the three
  months ended
  March 31, 1997                                                                                   19,110           19,110

Cash dividends paid -
  $0.15 per share                                                                                  (5,497)          (5,497)

Exercise of stock options                   1,167                                                                    1,167

Change in net unrealized
  holding gain (loss) on
  securities available
  for sale (net of taxes)                                      (5,133)                                              (5,133)

Treasury stock purchased                                                         (14,462)                          (14,462)
                                           --------           ---------         ---------         --------         --------

Balances at
  March 31, 1997                           $ 82,286         $  (3,833)         $ (28,909)        $356,152         $405,696
                                           ========         =========           =========        =========         ========

See notes to unaudited consolidated financial statements.





                                                 FIRST FINANCIAL CORPORATION
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                            ------------------------------------
                                                                                               1997                      1996
                                                                                            ----------                   -------
OPERATING ACTIVITIES                                                                                    (In thousands)

   Net income                                                                               $   19,110              $  16,648
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Decrease (increase) in accrued interest on loans                                             (63)                 1,178
      Increase in accrued interest on deposits                                                   3,402                  3,180
      Loans originated for sale                                                                (23,713)               (88,605)
      Proceeds from sales of loans held for sale                                                31,866                 85,811
      Provision for depreciation                                                                 1,290                  1,394
      Provision for losses on loans and other assets                                             2,250                  1,900
      Amortization of intangible assets and servicing rights                                     1,400                  1,743
      Net gain on sales of loans and other assets                                               (1,221)                  (274)
      Other                                                                                     15,901                 (4,963)
                                                                                            -----------              --------
     Net cash provided by operating activities                                                  50,222                 18,012

INVESTING ACTIVITIES

   Proceeds from sales of investment securities available
     for sale                                                                                   10,295                  2,121
   Proceeds from sales of mortgage-related securities
     available for sale                                                                         20,610                 91,527
   Proceeds from maturities of investment securities held
     to maturity                                                                                 1,911                  6,000
   Proceeds from maturities of investment securities
     available for sale                                                                          1,013                  3,316
   Purchases of investment securities available for sale                                            --                (59,548)
   Purchases of mortgage-related securities                                                   (214,253)                    --
   Principal payments received on mortgage-related securities                                   41,604                 49,021
   Principal collected on loans receivable                                                     165,502                179,678
   Loans originated for portfolio                                                             (167,433)              (184,946)
   Additions to office properties and equipment                                                 (1,234)                (1,744)
   Proceeds from sales of foreclosed properties and
     repossessed assets                                                                          1,587                  1,449
                                                                                            ----------             ----------
     Net cash provided by (used in) investing activities                                      (140,398)                86,874

FINANCING ACTIVITIES

   Net increase in deposits                                                                     44,771                 67,330
   Net increase in advance payments by borrowers for
     taxes and insurance                                                                        16,503                 16,826
   Funding of official checks for borrower tax escrows                                         (29,658)               (35,692)
   Net increase in reverse repurchase agreements                                               116,723                 46,059
   Proceeds from borrowings                                                                    419,600                169,500
   Repayments of borrowings                                                                   (473,225)              (331,819)
   Proceeds from exercise of stock options                                                       1,167                  1,200
   Purchase of treasury stock                                                                  (14,462)                   --
   Payments of cash dividends to stockholders                                                   (5,497)                (4,482)
                                                                                            ----------             ----------
     Net cash provided by (used in) financing activities                                        75,922                (71,078)
                                                                                            ----------             ----------

Increase (decrease) in cash and cash equivalents                                               (14,254)                33,808
Cash and cash equivalents at beginning of period                                               154,085                172,109
                                                                                            ----------             ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $  139,831             $  205,917
                                                                                            ==========             ==========


See notes to unaudited consolidated financial statements.

                                                             -5-

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

        The financial statements reflect adjustments, all of which are of a normal recurring nature, and in the opinion of management, necessary for a fair statement of the results for the interim periods, and are presented on an unaudited basis. In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The operating results for the first three months of 1997 are not necessarily indicative of the results which may be expected for the entire 1997 fiscal year. The December 31, 1996 balance sheet included herein is derived from the consolidated financial statements included in FFC's 1996 Annual Report to Shareholders. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in FFC's 1996 Annual Report to Shareholders.

NOTE B - FIRST FINANCIAL CORPORATION

        At March 31, 1997, FFC conducted business as a nondiversified unitary thrift holding company and its principal asset was all of the capital stock of FF Bank. The primary business of FFC is the business of FF Bank. FFC's activities are currently comprised of providing limited administrative services to FF Bank.

NOTE C - EARNINGS PER SHARE

        Primary and fully diluted earnings per share for the periods ended March 31, 1997 and 1996 have been determined based on the weighted average number of common shares outstanding during each period and common equivalent shares, using the treasury share method, outstanding at the end of each period. FFC's common stock equivalents consist entirely of stock options. See Exhibit 11 to this Report for a detailed computation of earnings per share.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective for periods ending after December 15, 1997. Early application of SFAS No. 128 is not permitted. Pro forma earnings per share ("EPS") data using the criteria set forth by SFAS No. 128, would be as follows for the periods presented:

                                                         Three Months Ended
                                                              March 31,
                                                       --------------------
                                                         1997          1996
                                                       --------      ------

     Basic EPS                                         $  0.52        $ 0.45
     Diluted EPS                                       $  0.51        $ 0.44



NOTE D - DIVIDENDS PAID OR DECLARED TO STOCKHOLDERS

        The Board of Directors of FFC on February 19, 1997, declared a $0.15 per share quarterly cash dividend payable on March 31, 1997 to shareholders of record of FFC common stock on March 14, 1997.

NOTE E - CONTINGENT LIABILITIES

        FF Bank has previously entered into agreements whereby, for an annual fee, letters of credit are issued by FF Bank in connection with the issuance of industrial development revenue bonds. At March 31, 1997, bond issues totaling $7.0 million are supported by such letters of credit. At March 31, 1997, each of the outstanding bonds for which FF Bank has issued letters of credit is current with regard to debt service payments.

NOTE F - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                           For The
                                                                      Three Months Ended
                                                                            March 31,
                                                                     --------------------
                                                                       1997          1996
                                                                     --------      ------
                                                                         (In thousands)

Supplemental disclosure of cash flow information:
   Cash paid or credited to accounts during
      period for:
     Interest on deposits and borrowings                             $ 57,957     $ 54,697
     Income taxes                                                         696          710
   Non-cash investing activities:
     Mortgage loans transferred to held for sale
      portfolio                                                         5,754       15,453
     Loans receivable transferred to foreclosed
      properties                                                        1,844        1,525
     Mortgage loans securitized and transferred to
      mortgage-related securities available for sale                       --       41,448



NOTE G - STOCK REPURCHASE PROGRAMS

        As part of a six-month 5%, or 1,875,000 share, stock repurchase program announced in October, 1996, FFC had repurchased 541,225 shares of stock at an average cost of $26.72 per share during the first quarter of 1997. After quarter end, the company acquired another 240,000 shares prior to the expiration of the program on April 16, 1997. In connection with this expired program, a total of 1,429,620 shares were purchased at an average cost of $24.46 per share. On April 22, 1997, FFC announced its second stock repurchase program whereby the company would purchase up to an additional 1,850,000 shares over the period ending March 31, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                  COMPARISON OF THE CONSOLIDATED BALANCE SHEETS
              AT MARCH 31, 1997 (UNAUDITED) WITH DECEMBER 31, 1996

GENERAL:

          Total assets increased to $5.809 billion at March 31, 1997 from $5.700 billion at December 31, 1996. Deposits increased to $4.493 billion at March 31, 1997 from $4.445 billion at year-end 1996 and borrowings increased to $832.6 million from $769.5 million during the same time frame. Advance payments by borrowers for taxes and insurance increased by $16.5 million between December 31, 1996 and March 31, 1997 and other liabilities decreased $14.9 million from December 31, 1996 to March 31, 1997. Stockholders' equity at March 31, 1997 was $405.7 million, down from $410.5 million at year-end 1996.

LIQUIDITY AND CAPITAL RESOURCES:

          At March 31, 1997, total consolidated liquidity, consisting of cash, cash equivalents, and investment securities represented 5.49% of FFC's total assets compared with 6.12% at December 31, 1996. FF Bank is in compliance with requirements relating to minimum levels of liquid assets as defined by OTS regulations. The ongoing management of liquid assets is an integral part of FFC's overall asset/liability management program as described under "Asset/Liability Management." The cash and securities portfolios are among the most flexible assets available for shorter term liability matching. Total consolidated liquidity at March 31, 1997 decreased by $30.0 million as compared to December 31, 1996 liquidity as a result of the net effect of significant changes in various categories of assets and liabilities during the three-month interim period. Some of the more significant changes in these categories, including liquid assets, are summarized as follows:


   Consolidated                                               Balance                                  Balance
   Balance Sheet                                            December 31,           Increases           March 31,
  Classification                                                1996              (Decreases)            1997
-------------------                                         ------------          -----------          --------
                                                                                  (In thousands)

Cash and cash equivalents                                   $  154,085            $  (14,254)         $  139,831
Securities available for sale:
  Investment securities                                        136,477               (13,666)            122,811
  Mortgage-related securities                                1,048,085               169,281           1,217,366
Securities held to maturity:
  Investment securities                                         58,434                (2,040)             56,394
  Mortgage-related securities                                  602,352               (19,470)            582,882
Loans receivable, including loans
   held for sale                                             3,512,819               (10,130)          3,502,689
Office properties                                               50,428                    34              50,462
Intangible assets                                               12,739                  (872)             11,867
Deposits                                                     4,444,932                48,173           4,493,105
Borrowings                                                     769,526                63,098             832,624
Advance payments by
 borrowers for taxes
 and insurance                                                  13,382                16,503              29,885
Other liabilities                                               62,080               (14,884)             47,196
Stockholders' equity                                           410,511                (4,815)            405,696


        Changes noted in the "Increases (Decreases)" column of the preceding table are discussed below in the related sections of "Management's Discussion and Analysis."

        Management believes liquidity levels are proper and that adequate capital and borrowings are available through the capital markets, the Federal Home Loan Bank ("FHLB") and other sources. For a discussion of regulatory capital requirements, see "Regulatory Capital."

        On an unconsolidated basis, FFC had cash of $26.1 million. The principal sources of funds for FFC are dividends from FF Bank and earnings on cash reserves. Applicable rules and regulations of the OTS impose limitations on capital distributions by savings institutions such as FF Bank. Savings institutions such as FF Bank which have capital in excess of all capital requirements before and after a proposed capital distribution are permitted, after giving prior notice to the OTS, to make capital distributions during a calendar year up to the greater of (i) 100% of net income to date during the calendar year, plus the amount that would reduce by 1/2 its "surplus capital ratio" (the excess capital over its capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period.

TOTAL LOANS RECEIVABLE AND HELD FOR SALE:

        Total loans, including loans held for sale, decreased $10.1 million to $3.503 billion at March 31, 1997. Total loans are summarized below as of the dates indicated.

                                                         March 31,            December 31,           Increase
                                                          1997                    1996              (Decrease)
                                                      -------------           ------------          ----------
                                                                            (In thousands)
Real estate loans:
    One- to four-family                               $ 1,880,779            $1,884,018           $  (3,239)
    Multi-family                                          233,418               238,766              (5,348)
    Commercial and non-residential                        174,808               176,911              (2,103)
                                                       ----------             ---------            ---------
       Total real estate loans                          2,289,005             2,299,695             (10,690)

Other loans:
    Consumer                                              420,797               415,155               5,642
    Home equity                                           295,107               296,749              (1,642)
    Education                                             273,682               269,633               4,049
    Credit cards                                          170,667               179,352              (8,685)
    Manufactured housing                                   97,607               104,783              (7,176)
    Business                                               10,759                11,728                (969)

Less net items to loans receivable                        (54,935)              (64,276)              9,341
                                                       ----------            ----------            ---------

Total loans (including loans held
    for sale)                                          $3,502,689            $3,512,819           $ (10,130)
                                                       ==========            ==========            =========


          Consumer loan balances increased $5.6 million and education loans increased $4.0 million in the first quarter of 1997 as originations outpaced repayments for these product lines. Credit card loan balances decreased $8.7 million in the first quarter of 1997 reflecting a seasonal decline in this portfolio. Manufactured housing loan balances decreased $7.2 million as FFC had previously ceased originating manufactured housing loans and borrowers make repayments.

          Mortgage loans held for sale were $16.9 million at March 31, 1997, as compared to $19.1 million at the end of 1996. Off-balance sheet commitments to extend credit and to sell mortgage loans totaled $46.3 million and $28.2 million, respectively, at March 31, 1997, as compared to $30.2 million and $20.7 million, respectively, at December 31, 1996. During the three months ended March 31, 1997, market interest rates initially moved slightly lower than year-end 1996 rates but then trended upward from year-end levels. The fair value of on-balance sheet mortgage loans held for sale and off-balance sheet commitments to originate and sell mortgage loans can vary substantially depending upon the movement of interest rates. Management utilizes various methods to insulate FFC from the effects of such interest-rate movements, principally by securing forward commitments to sell loans in the secondary mortgage market. However, there can be no assurance that these means will be totally effective. Future operations may be affected by the above-discussed risk factors.

MORTGAGE-RELATED SECURITIES:

          The mortgage-related securities ("MBS") portfolio increased $149.8 million during the three months ended March 31, 1997 primarily as a result of the net effect of i) the purchase of $214.3 million of U.S. Government agency-backed MBSs offset by ii) sales of MBSs having an aggregate par value of $20.6 million and iii) principal repayments of $41.6 million. At the end of the first quarter, FF Bank had commitments to purchase U.S. Government agency-backed MBSs having an aggregate par value of $41.0 million.

          The following tables set forth, at the dates indicated, the composition of the MBS portfolio including issuer, security type and financial statement carrying value as well as classification according to available-for-sale or held-to-maturity status:

                                                             Carrying Value At
                                                    ----------------------------------
                                                     March 31,           December 31,
                                                        1997                 1996
                                                    -----------          -------------
                                                                (In thousands)

ISSUER/SECURITY TYPE
--------------------
  U.S. Government agencies:
     Mortgage-backed certificates                    $1,262,281           $1,093,513
     Collateralized mortgage
      obligations ("CMOs")                              281,793              282,894
                                                     ----------           ----------
       Total agencies                                 1,544,074            1,376,407
                                                     ----------           ----------

  Private issuers:
     Mortgage-backed certificates                       255,895              273,595
     CMOs                                                   279                  435
                                                     ----------           ----------
       Total private issuers                            256,174              274,030
                                                     ----------           ----------

       Totals                                        $1,800,248           $1,650,437
                                                     ==========           ==========

FINANCIAL STATEMENT CLASSIFICATION
----------------------------------
  Available-for-sale portfolio                       $1,217,366           $1,048,085
  Held-to-maturity portfolio                            582,882              602,352
                                                     ----------           ----------

       Total carrying value                          $1,800,248           $1,650,437
                                                     ==========           ==========

                                      -11-


     During the first three months of 1997, FFC reduced its holdings of private issue MBSs by $17.8 million from $274.0 million at the end of 1996 to $256.2 million at March 31, 1997.

     FFC's portfolio of MBSs totaled approximately $1.80 billion at March 31, 1997 and were either i) U.S. Government agency-backed or ii) rated investment-grade quality by at least one nationally recognized independent rating agency except as noted below:

                                                              Amortized              Fair               Carrying
                                                                 Cost                Value                Value
                                                             ----------           ----------           ----------
                                                                          (Dollars in thousands)

U.S. Government agencies                                     $ 1,545,077         $ 1,535,670           $ 1,544,074

Non-agency:
     Securities rated AA or above                                231,528             232,002               231,638
     Securities rated below AA, but
       of investment grade                                        10,651              10,086                10,066
     Securities rated below
       investment grade                                           16,601              14,470                14,470
                                                             -----------         -----------           -----------
                                                             $ 1,803,857         $ 1,792,228           $ 1,800,248
                                                             ===========         ===========           ===========

The non-agency securities rated below investment grade include four securities, each security having been issued by an unrelated company, with an aggregate carrying value of $14.5 million. Based upon i) the results of management's most current review of the performance characteristics of the underlying mortgage loans collateralizing these below-investment-grade securities and ii) the fact that these securities continue to perform, management believes that these MBSs have a net realizable value in excess of their indicated fair value and/or amortized cost and that any indicated impairment in fair value is not permanent. Management also has the intent and the ability to retain its investment in these securities for a period of time sufficient to allow for any anticipated recovery of market value.

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


                                               March 31,          December 31,
                                                 1997                 1996
                                             -------------        ------------
                                                       (In thousands)

  Residential real estate loans                $ 5,514                $ 7,241
  Manufactured housing loans                     1,374                  2,314
  Credit card loans                              2,827                  2,863
  Commercial real estate loans                     440                    125
  Consumer and other loans                       1,027                  1,658
  Student loans                                 23,253                 23,034
                                               -------                -------
                                               $34,435                $37,235
                                               =======                =======

        At March 31, 1997, the 90 days or less delinquencies decreased $2.8 million to $34.4 million from $37.2 million at year-end 1996. As a percent of total loans receivable, these loan delinquencies decreased from 1.06% at the end of 1996 to 0.98% at March 31, 1997. The decrease in 90 days or less delinquencies relates to the net effect of changes of such delinquencies for various loan categories, including the more significant as follows, i) a decrease of $1.7 million for residential mortgage loans, ii) a decrease of $900,000 for manufactured housing loans and iii) a decrease of $700,000 for consumer and other loans. These decreases were partially offset with smaller increases in delinquencies for commercial real estate loans and student loans. The net decreases included $400,000 of transfers of various loans to non-accrual status, as noted below.

        All  delinquent   loans  have  been  considered  by  management  in  its
evaluation of the adequacy of the allowances for loan losses.

NON-ACCRUAL AND IMPAIRED LOANS:

        FFC places loans into a non-accrual status when loans are contractually delinquent more than 90 days. If appropriate, loans may be placed into non-accrual status prior to becoming 90 days delinquent based upon management's analysis. Non-accrual loans are summarized, for the dates indicated, in the following table:

                                               March 31,           December 31,
                                                 1997                  1996
                                             ------------          ------------
                                                      (In thousands)

One- to four-family residential                $ 6,244               $ 6,325
Multi-family residential                         1,654                 1,607
Commercial and other real estate                   402                    98
Credit cards                                     2,141                 2,106
Manufactured housing                               970                 1,164
Consumer and other                                 939                   688
                                               -------               -------
                                               $12,350               $11,988
                                               =======               =======


        Non-accrual loans increased by $400,000 to $12.4 million at March 31, 1997 versus $12.0 million at December 31, 1996. As a percentage of net loans receivable, non-accrual loans increased slightly to 0.35% at March 31, 1997 from 0.34% at December 31, 1996. The net increase in non-accrual loans is relatively small in the aggregate as well as for any particular loan category. The increases or decreases are reasonable fluctuations distributed across all loan types.

        The credit card non-accrual loans remained stable during the first quarter of 1997. FFC is still showing credit card delinquencies somewhat higher than its historical delinquency levels, following national delinquency trends and statistics for this product. However, FFC continues to experience significantly smaller overall credit card delinquencies compared to such national statistics.

        Impaired loans as defined in SFAS No. 114, "Impairment of Loans," are not significant at March 31, 1997. FFC has had no significant troubled debt restructurings during the first quarter of 1997. All loans included in non-accrual status have been considered by management in its review of the adequacy of allowances for loan losses.

ALLOWANCES FOR LOAN LOSSES:

        FFC's loan portfolios are evaluated on a continuing basis to determine the additions to the allowances for losses and the related balance in the allowances. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio compositions, loan collateral value, loan delinquencies, prior loss experience, and management's estimation of future potential losses. The evaluation of allowances for loan losses includes a review of both known loan problems as well as a review of potential problems based upon historical trends and ratios.

        A summary of activity in the allowances for loan losses, for the three months ended March 31, 1997 and 1996, follows:


                                                       Three Months Ended
                                                            March 31,
                                                      1997              1996
                                                    -------           ------
                                                         (In thousands)

Allowances at beginning of period                   $23,228           $25,235
Provisions                                            2,250             1,900
Charge-offs                                          (2,930)           (3,133)
Recoveries                                              378               234
                                                    -------           -------
Allowances at end of period                         $22,926           $24,236
                                                    =======           =======


        A discussion of loan loss provisions and charge-offs is presented in "Management's Discussion and Analysis--Comparison of the Unaudited Consolidated Statements of Income for the Three Months Ended March 31, 1997 and 1996." An analysis of allowances by loan category and the percentage of such allowances by category and in the aggregate to loans receivable at the dates indicated, follows:


                                                March 31, 1997                  December 31, 1996
                                         -------------------------------  -------------------------------
                                                         As Percentage                     As Percentage
                                         Allowance      Of Total Loans     Allowance       Of Total Loans
                                          Amount         In Category        Amount          In Category
                                        ----------      --------------      ------          -----------
                                                          (Dollars in thousands)

Credit cards                             $ 6,615           3.88%           $ 6,783             3.78%
Residential real estate                    6,612            .32              6,610              .31
Manufactured housing                       1,590           1.63              1,814             1.73
Commercial and non-resi-
    dential real estate                    3,659           2.09              3,621             2.00
Consumer                                   3,568            .85              3,462              .83
Home equity                                  572            .19                572              .19
Commercial business                          292           2.71                343             2.92
Education                                     18            .01                 23              .01
                                         -------                           -------
                                         $22,926            .65%           $23,228              .66%
                                         =======          =====            =======            =====


        The allowances for loan losses were $22.9 million, or 0.65% of loans receivable, at March 31, 1997 compared to $23.2 million, or 0.66%, at December 31, 1996. The allowances for losses represented 186% of non-accrual loans at March 31, 1997 as compared to 194% at the end of 1996. The decrease in the aggregate allowances for losses from year-end 1996 to March 31, 1997 relates primarily to manufactured housing loans based upon the decreasing size of the portfolio for this product which is no longer originated. Management believes that the allowances for losses are sufficient based upon its current evaluations.

CLASSIFIED ASSETS:

        For regulatory purposes, FF Bank utilizes a comprehensive classification system for thrift institution problem assets. In general, classified assets include non-performing assets plus other loans and assets, including contingent liabilities (see Note D), meeting the criteria for classification. Non-performing assets include non-accrual loans, non-performing MBSs or assets
i) which were previously loans which are not substantially performing under the contractual terms of the original notes, or ii) for which known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with current contractual terms. This non-performing characteristic impacts directly upon the interest income normally expected from such assets. Specifically included are the loans held on a non-accrual basis, non-performing MBSs, and real estate judgments subject to redemption and foreclosed properties for which FF Bank has obtained title.

        Classified  assets,   including  non-performing  assets,  for  FF  Bank,
categorized by type of asset are set forth in the following table:


                                                    March 31,     December 31,
                                                       1997           1996
                                                   ------------   -----------
                                                         (In thousands)
CLASSIFIED ASSETS:
   Non-performing assets:
     Non-accrual loans                               $12,350      $11,988
     Foreclosed properties and other
        repossessed assets                             4,356        3,997
                                                     -------      -------
          TOTAL NON-PERFORMING ASSETS                 16,706       15,985

   Additional classified performing loans:
     Residential real estate                             564          545
     Commercial real estate                            4,926        6,105
     Consumer and other                                  210          580
   Other assets                                        2,277        2,491
   Other adjustments - net                            (2,003)      (1,638)
                                                     -------      -------
          TOTAL CLASSIFIED ASSETS                    $22,680      $24,068
                                                     =======      =======


          During the three months ended March 31, 1997, classified assets decreased $1.40 million to $22.7 million from $24.1 million at December 31, 1996 primarily as the net result of the $400,000 increase in non-accrual loans, as discussed in an earlier section, a $400,000 increase in foreclosed properties and a $1.2 million decrease in additional classified commercial real estate loans, including $300,000 which was added to non-accrual commercial real estate loans during the first quarter of 1997. Other additional classification categories changed by smaller amounts. These additional classifications are based on certain characteristics identified as potential weaknesses. As a percentage of total assets, classified assets decreased from 0.42% at year-end 1996 to 0.39% at March 31, 1997.

          All adversely classified assets and off-balance sheet financial guarantees at March 31, 1997, have been considered by management in its evaluation of the adequacy of allowances for losses.

DEPOSITS AND OTHER LIABILITIES:

          Deposits increased $48.2 million during the three months ended March 31, 1997 including interest credits of $38.5 million and net cash inflows of $9.7 million. The weighted average cost of deposits of 4.50% at March 31, 1997 was slightly lower than the 4.59% reported at December 31, 1996.

          Advance payments by borrowers for taxes and insurance increased by $16.5 million during the first three months of 1997 as a result of the normal cumulative monthly escrow deposits made by borrowers less interim payments of taxes and insurance premiums.

          Other liabilities decreased $14.9 million from $62.1 million at December 31, 1996 to $47.2 million at March 31, 1997. The higher other liabilities balance at year-end 1996 included outstanding real estate property tax checks of $29.7 million issued to municipalities on behalf of the borrowers and as those checks were paid during early 1997 other liabilities decreased.

BORROWINGS:

          At March 31, 1997, FFC's consolidated borrowings increased $63.1 million to $832.6 million from $769.5 million at December 31, 1996. This increase was primarily due to a $116.7 million net increase in short-term reverse repurchase agreements offset by a $53.1 million net decrease in shorter-term FHLB advances.

STOCKHOLDERS' EQUITY:

          Stockholders' equity at March 31, 1997, was $405.7 million, or 6.98% of total assets, as compared to $410.5 million, or 7.20% of total assets, at December 31, 1996. The major changes in stockholders' equity included i) net income of $19.1 million earned during the first three months of 1997 offset by
ii) cash dividend payments to stockholders of $5.5 million, iii) the purchase of treasury stock at a cost of $14.5 million and iv) a decline of $5.1 million in the net unrealized holding valuation on available-for-sale securities. Stockholders' equity per share decreased from $11.15 per share at year-end 1996 to $11.14 per share at March 31, 1997.

REGULATORY CAPITAL:

          FF Bank is subject to various OTS minimum capital measurements, as formulated under the Federal Deposit Insurance Corporation Improvement Act, and also is subject to additional FDIC "well capitalized" institution requirements relative to deposit account insurance premiums.

          As of March 31, 1997, FF Bank had regulatory capital well in excess of all such requirements. At that date, the following table summarizes FF Bank's capital amounts and capital ratios, and the capital amounts and ratios required by its regulators:



                                                                  Minimum
                                                               Required For                 Minimum Required
                                                                  Capital                      To Be Well
                                                                 Adequacy                  Capitalized Under
                                        Actual                   Purposes                   OTS Requirement
                                 --------------------          ------------                 ---------------
                                 Amount         Ratio            Amount        Ratio        Amount    Ratio
                                 ------         -----            ------        -----        ------    -----
                                                              (Dollars in thousands)
Tangible capital (to
  tangible assets)             $366,825         6.32%          $ 87,113        1.50%
Core leverage capital
  (to adjusted                  377,397         6.49%           171,544        3.00%        $290,907          5.00%
    tangible assets)
Risk-based capital
  (to risk-based                400,182        13.95%           229,424        8.00%         286,780         10.00%
    assets)
Core leverage capital
  (to risk-based                377,397        13.16%                                        172,068          6.00%
    assets)

          The OTS has proposed an interest-rate risk calculation such that an institution with a measured interest-rate risk exposure greater than specified levels must deduct an interest-rate risk component when calculating the OTS risk-based capital requirement. Implementation of these rules remained indefinitely delayed at March 31, 1997. Management of FFC and FF Bank do not believe these rules would significantly impact the capital requirements of FF Bank or cause FF Bank to fail to meet its regulatory capital requirements.

LOAN ORIGINATIONS:

          A comparison of loan originations and purchases, including loans originated for sale but excluding purchases of MBSs, for the first three months of 1997 and 1996 is set forth below:

                                                             Three Months Ended March 31,
                                                -------------------------------------------------------
                                                  1997              Percent        1996         Percent
                                                --------            -------      --------       -------
                                                                (Dollars in thousands)
LOAN TYPE
---------
 Mortgage:
   One- to four-family                          $  103,122           56.6%       $ 161,156         60.1%
   Multi-family                                      4,596            2.5            9,554          3.6
   Commercial/non-residential                        5,615            3.1           17,885          6.7
                                                ----------          -----        ---------        -----
       Total mortgage origina-
         tions                                     113,333           62.2          188,595         70.4

 Consumer                                           54,997           30.2           57,981         21.6
 Student                                            13,732            7.5           20,973          7.8
 Commercial business                                    86             .1              509           .2
                                                ----------          -----        ---------        -----
       Total loans originated                      182,148          100.0%         268,058        100.0%
                                                                    =====                         =====
 Decrease in undisbursed
    loan proceeds                                    8,998                           5,493
                                                ----------                       ---------
       Total loans disbursed                    $  191,146                       $ 273,551
                                                ==========                       =========


        Total loan originations decreased to $182.1 million for the first three months of 1997 from $268.1 million for the same period in 1996. This net 1997 decrease of $86.0 million was primarily attributable to a $75.3 million decrease in mortgage loan originations.

        One- to four-family mortgage loan originations decreased $58.1 million to $103.1 million for the first three months of 1997 as compared to $161.2 million for the same period in 1996. The decrease in originations in 1997 from 1996 reflects decreased borrower demand as interest rates during the first three months of 1997 were generally higher than the market interest rates during the same period in 1996. Approximately 50% of originations for the first three months of 1997 were adjustable-rate mortgage loans which are held for investment purposes. Longer-term fixed-rate mortgages are normally sold into the secondary market. At March 31, 1997, one- to four-family mortgage loan applications in process and commitments totaled $60.6 million and $36.8 million, respectively, as compared to $33.4 million and $20.8 million at December 31, 1996.

        Consumer loan originations decreased $3.0 million to $55.0 million in the first three months of 1997 as compared to $58.0 million during the same period in 1996. Student loan originations decreased to $13.7 million during the first three months of 1997 from $21.0 million for the same period in 1996. This decrease of $7.3 million in student loan originations is due to the conversion to direct lending of a major university in our marketing area.

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

        The table on page 20 sets forth the combined estimated maturity/repricing structure of FFC's consolidated interest-earning assets (including net items) and interest-costing liabilities at March 31, 1997. Assumptions regarding prepayment and withdrawal rates are based upon FFC's historical experience, and management believes such assumptions are reasonable. The table does not necessarily indicate the impact of general interest rate movements on FFC's net interest income because repricing of certain categories of assets and liabilities through, for example, prepayments of loans and withdrawals of deposits, is beyond FFC's control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the data in the table.

        FFC's consolidated one-year interest-rate sensitivity gap at March 31, 1997 was a positive $39.2 million or 0.68% of total assets. This one-year positive gap position compares to the December 31, 1996 negative gap of $102.6 million or 1.80% of total assets at that date.

        FFC's consolidated one-year positive gap position of 0.68% at March 31, 1997 falls within management's operating range of a 10% positive gap position to a 10% negative gap position. In view of the current interest-rate environment and the related impact on customer behavior, management believes that it is extremely important to weigh and balance the effect of asset/liability management decisions in the short-term in its efforts to maintain net interest margins and acceptable future profitability. As such, management believes that it has been able to achieve a consistent net interest margin while still meeting its asset/liability management objectives.

        In this regard, FF Bank also measures and evaluates interest-rate risk via a separate methodology pursuant to OTS regulations. The net market value of interest-sensitive assets and liabilities is determined by measuring the net present value of future cash flows under varying interest rate scenarios in which interest rates would theoretically increase or decrease up to 400 basis points on a sudden and prolonged basis. This theoretical analysis at March 31, 1997 indicates that FF Bank's current financial position should adequately protect FF Bank, and thus FFC, from the effects of rapid rate changes. The OTS has proposed an interest-rate risk calculation such that an institution with a measured interest-rate risk exposure greater than specified levels must deduct an interest-rate risk component when calculating its OTS risk-based capital requirement. The implementation of this rule remained indefinitely delayed at the end of the first quarter. At March 31, 1997, FF Bank would not have been required to deduct an interest-rate risk component under this proposed regulation.




                      FIRST FINANCIAL CORPORATION CONSOLIDATED GAP ANALYSIS AT MARCH 31, 1997



                                               Three                             Greater         Greater            Greater
                                               Months         Four Months        Than One       Than Three         Than Five
                                                and             Through          Through         Through            Through
                                               Under           One Year         Three Years     Five Years         Ten Years
                                             ---------        ----------       -----------      -----------        ----------
                                                                                             (Dollars in thousands)

Rate-sensitive assets:
   Investments and interest-
     earning deposits, including
     federal funds (a)(b)                    $  109,760       $   19,760        $   37,558          $   40,200         $    401
   Mortgage-related securities (b)              595,923          907,599            88,745              67,438           80,769
   Mortgage loans:
     Fixed-rate (c)(d)                           56,637          134,540           287,644             207,928          221,401
     Adjustable-rate (c)                        230,971          681,743           250,660                  --               --
   Other loans                                  704,631          194,255           208,799              84,384           54,951
                                             ----------       ----------        ----------          ----------         --------
                                              1,697,922        1,937,897           873,406             399,950          357,522

Rate-sensitive liabilities:
   Deposits (e)(f):
     Checking                                   121,379           25,602            63,948              49,991           78,323
     Money market accounts                       97,525           65,641           125,482              47,018           39,731
     Passbook                                   266,061          195,427            52,502              37,802           54,434
     Certificates of deposit                    698,272        1,305,613           928,078              91,963            3,294
   Borrowings                                   570,813          250,244             4,621               1,119              597
                                             ----------       ----------        ----------          ----------         --------
                                              1,754,050        1,842,527         1,174,631             227,893          176,379
                                             ----------       ----------        ----------          ----------         --------


GAP (repricing difference)                   $  (56,128)      $   95,370        $ (301,225)         $  172,057         $181,143
                                             ==========       ==========        ==========          ==========         ========


Cumulative GAP                               $  (56,128)      $   39,242        $ (261,983)         $ ( 89,926)        $ 91,217
                                             ==========       ==========        ==========          ==========         ========


Cumulative GAP/Total assets                       (0.97)%           0.68%            (4.51)%             (1.55)%           1.57%
                                             ==========       ==========        ==========          ===========        ========





                                                    Greater
                                                    Than Ten         Greater
                                                    Through            Than
                                                    20 Years         20 Years         Total
                                                   ----------        --------       -------


Rate-sensitive assets:
   Investments and interest-
     earning deposits, including
     federal funds (a)(b)                         $ 36,229         $   29,010     $  272,918
   Mortgage-related securities (b)                  59,326                448      1,800,248
   Mortgage loans:
     Fixed-rate (c)(d)                             168,203              1,673      1,078,026
     Adjustable-rate (c)                                --                 --      1,163,374
   Other loans                                      14,269                 --      1,261,289
                                                  --------         ----------     ----------
                                                   278,027             31,131      5,575,855

Rate-sensitive liabilities:
   Deposits (e)(f):
     Checking                                       71,238             39,161        449,642
     Money market accounts                          10,085              1,121        386,603
     Passbook                                       34,644              8,126        648,996
     Certificates of deposit                            --                 --      3,027,220
   Borrowings                                        1,910              3,320        832,624
                                                  --------         ----------     ----------
                                                   117,877             51,728      5,345,085
                                                  --------         ----------     ----------


GAP (repricing difference)                        $160,150         $  (20,597)    $  230,770
                                                  ========         ==========     ==========


Cumulative GAP                                    $251,367         $  230,770
                                                  ========         ==========


Cumulative GAP/Total assets                           4.33%              3.97%
                                                  ========         ==========





(a) Investments are adjusted to include FHLB stock totaling $36.2 million as investments in the "Greater Than Ten Through 20 Years" category.

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

(d)      Includes loans held for sale.

(e) Deposits include $29.9 million of advance payments by borrowers for tax and insurance and exclude accrued interest on deposits of $10.5 million.

(f) FFC has assumed that its passbook savings, checking accounts and money market accounts would have projected annual withdrawal rates, based upon FFC's historical experience, of 26%, 34% and 42%, respectively.

                                COMPARISON OF THE
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1997 AND 1996

SELECTED INCOME STATEMENT INFORMATION:

         For the first quarter of 1997, FFC reported net income of $19.1 million in comparison with net income, before an extraordinary charge, of $17.3 million for the first quarter of 1996. The 1996 extraordinary charge, $686,000 or $0.02 per share, related to costs associated with the early redemption of FFC's outstanding subordinated notes originally scheduled to mature in 1999.

         Fully diluted earnings per share for the 1997 quarter amounted to $0.51 per share as compared to $0.46 per share prior to the extraordinary charge for the 1996 quarter. Excluding the 1996 extraordinary item, the annualized return on assets for the first quarter of 1997 increased to 1.33% from 1.28% for 1996, while the annualized return on average equity for the first quarter of 1997 increased to 18.50%, compared to 17.71% for the first quarter of 1996.

NET INTEREST INCOME:

         Net interest income increased $1.6 million to $47.6 million during the first quarter of 1997 from $46.0 million for the first quarter of 1996, primarily due to an increase in average balances of interest-earning assets and interest-bearing liabilities from $5.175 billion and $4.942 billion, respectively, in 1996 to $5.496 billion and $5.232 billion, respectively, in 1997. The net interest margin of 3.42% for the first quarter of 1997, however, was down from the 3.54% reported for the first quarter of 1996. The decrease in the margin in 1997 was offset by an improvement in the earning-asset ratio from 104.71% in 1996 to 105.05% in 1997. The average yield on interest-earning assets (8.01% in 1996 versus 7.89% in 1997) decreased by 12 basis points, while the average cost of interest-bearing liabilities (4.68% in 1996 versus 4.69% in 1997), increased one basis point. The decrease in the margin and the average yield on earning assets relates to the sale of credit card loans and mortgage-backed securities during the latter half of 1996.

INTEREST SPREAD:

         The following table sets forth the weighted average yield earned on FFC's interest-earning assets, the weighted average interest rate paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the three months ended March 31, 1997 and 1996. A comparison of similar data at March 31, 1997 and 1996 is also shown.

                                           For the
                                       Three Months Ended                   At
                                           March 31,                     March 31,
                                    -----------------------       -----------------------
                                      1997            1996          1997             1996
                                    -------         -------       --------         ------

Weighted average yield on
  interest-earning assets            7.89%           8.01%         7.87%            7.97%

Weighted average rate paid
  on deposits and borrowings         4.69            4.68          4.67             4.63
                                    -----           -----         -----            -----

Interest spread                      3.20%           3.33%         3.20%            3.34%
                                    =====           =====         =====            =====

Net interest margin (net
  interest income divided
  by earning assets)                 3.42%           3.54%         3.41%            3.51%
                                    =====           =====         =====            =====


         The interest spread was 3.20% for the three month period ended March 31, 1997, as compared to 3.33% for the same period in 1996. The interest margin decreased to 3.42% for the three month period ended March 31, 1997 from 3.54% for the 1996 period, due to the factors noted above. The interest spread and the net interest margin were 3.20% and 3.41%, respectively, at March 31, 1997 as compared to 3.34% and 3.51%, respectively, at March 31, 1996.

PROVISIONS FOR LOSSES ON LOANS:

         Provisions for loan losses increased $400,000 to $2.3 million for the first quarter of 1997 compared to $1.9 million for the 1996 quarter. Charge-offs for the first quarter of 1997 exceeded related period provisions due to i) previously provided for charge-offs related to the manufactured housing portfolio and ii) lower provisions added to the loss allowances for residential mortgage loans based on current evaluations of the portfolio.

         The following table summarizes FFC's net charge-off experience by category for the three months ended March 31, 1997 and 1996.

                                               For the Three Months
                                                  Ended March 31,
                                      ---------------------------------
                                         1997                    1996
                                      -----------              --------
                                         Net                      Net
                                      Charge-offs            Charge-offs
                                      -----------            -----------
LOAN TYPE                                   (Dollars in thousands)
---------

Credit cards                             $1,761              $2,116
Manufactured housing                        433                 192
Residential real estate                      84                 353
Consumer and other                          165                  69
Commercial business                         109                 169
                                         ------              ------
                                         $2,552              $2,899
                                         ======              ======
Net charge-offs as a
  percent of average loans
  outstanding (annualized)                 0.29%               0.32%
                                         ======              ======

        The $300,000 decrease in net charge-offs for the quarter ended March 31, 1997 versus the same period in 1996 reflects a similar decrease of $300,000 in credit card loan net charge-offs. Other increases and decreases for various loan category net charge-offs were smaller and substantially offset. The $1.8 million of net credit card loan charge-offs for 1997, while decreased from the 1996 level, remains higher than historical levels. The current increased level of credit card loan net charge-offs is following the national trend, however, FFC's experience is at a somewhat lower percentage than the national averages. During the third quarter of 1996, FFC sold an affinity group of the credit card loan portfolio that was experiencing higher than average delinquencies and charge-offs and that sale has helped reduce 1997 credit card losses. Management continues to closely monitor the provisions for losses allocated to credit card loss allowances to keep pace with net charge-off experience and that allowance at March 31, 1997 is 3.88% of credit card loan balances compared to 3.78% as of December 31, 1996.

        The OTS and the FDIC, as an integral part of their supervisory examination process, periodically review FF Bank's allowances for losses. These agencies may require FF Bank to recognize additions to the allowances based upon their judgment of information available to them at the time of their examination. A regularly scheduled supervisory examination by the OTS was completed in early 1997 and no material corrective actions were required.

        Management of FFC and FF Bank believe that the current level of provisions for losses are sufficient based upon its allowance criteria. See "Allowances for Loan Losses" for further discussion.

Non-Interest Income:

Changes in non-interest income for the first quarter of 1997 as compared to 1996 are summarized below:

                                       Three Months Ended
                                             March 31
                                      -----------------------        Increase
                                         1997           1996        (Decrease)
                                      --------       --------      ----------

Deposit account service fees          $ 3,369        $ 3,142       $   227
Loan fees and service charges           3,220          2,729           491
Insurance and brokerage
  commissions                           1,940          1,832           108
Service fees on loans sold              1,401          1,533          (132)
Gain on sales of loans and MBSs         1,128            261           867
Gain on sales of investments              102             13            89
Other                                     837            747            90
                                      -------        -------       -------
                                      $11,997        $10,257       $ 1,740
                                      =======        =======       =======


         Non-interest income increased $1.7 million for the first quarter of 1997 as compared to the 1996 quarter. FFC's fee-based income continued to increase as i) deposit-related fees were up $200,000, ii) loan fees were up $491,000 and iii) insurance/brokerage sales commissions increased $100,000. Net gains on the disposition of loans and MBSs increased $867,000 as a net result of
i) a decrease of $720,000 in gains achieved upon the sale of loans in the secondary mortgage market and the realization of related originated mortgage servicing rights ("OMSRs") and ii) an increase of $1.6 million in the gain or loss realized upon the sale or valuation of MBSs. The 1997 decrease in gains on sales of loans, and the recognition of related OMSRs, was related to the lower level of production of fixed-rate mortgage loans as general interest rates tended to rise during the course of the first quarter. FFC sells long- term, fixed-rate mortgage loans in the normal course of interest-rate risk management. Gains or losses realized from the sale of loans held for sale and the related recognition of OMSRs can fluctuate significantly from period to period depending upon the volatility of interest rates and the volume of loan originations. Thus, results of sales in any one period may not be indicative of future results. FFC realized gains of $600,000 on the sale of previously securitized MBSs in 1997 whereas a net loss of $1.0 million was recognized in 1996 due to sales of MBSs and an impairment writedown of non-agency MBSs.

Non-Interest Expense:

A summary of changes in non-interest expense, for the periods indicated and by major categories, follows:

                                           Three Months Ended
                                               March 31
                                        ----------------------       Increase
Expense Category                          1997          1996        (Decrease)
----------------                        --------      --------      ----------

Compensation and benefits               $12,810       $12,083       $   727
Occupancy                                 2,560         2,458           102
Marketing                                 1,896         1,657           239
Amortization of intangible assets           872         1,264          (392)
Federal deposit insurance premiums          707         2,561        (1,854)
All other                                 8,835         9,372          (537)
                                        -------       -------       -------
                                        $27,680       $29,395       $(1,715)
                                        =======       =======       =======


        Non-interest expense decreased approximately $1.7 million for the first quarter of 1997 as compared to the first quarter of 1996. This decrease is directly related to the decrease in federal deposit insurance premiums in 1997 following legislation in 1996 to create parity between the bank and thrift insurance funds of the Federal Deposit Insurance Corporation. The decrease in the amortization of intangible assets relates to the change in accounting for such assets in the latter part of 1996.

        Non-interest expense decreased as a percentage of average assets to 1.93% for the first quarter of 1997 compared to 2.17% for 1996. Controllable non-interest expenses, which exclude the amortization of intangible assets and one-time expenditures (if any), decreased to 1.87% of average assets for the first quarter of 1997 as compared to 2.07% for 1996. In addition, FFC's efficiency ratio (which represents the ratio of controllable expenses to recurring income) improved to 45.95% for the 1997 quarter from 50.17% for the 1996 quarter.

Income Taxes:

        Income tax expense increased $3.0 million for the first quarter of 1997 as compared to the first quarter of 1996 as a result of i) a 16.1% increase in pretax income in 1997 and ii) the realization of a $1.4 million credit in 1996 upon the completion of a federal tax audit. Upon completion of the audit, the settlement of certain issues resulted either in refunds of taxes previously paid or on which deferred tax valuation allowances had been previously provided. Excluding the impact of the refund, the effective income tax rate, as a percent of pre-tax income, increased to 36.1% for the first quarter of 1997 from 35.7% in 1996.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


        This report contains certain "forward-looking statements." FFC desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements. These forward-looking statements describe future plans or strategies and include FFC's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. FFC's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include but are not limited to i) general market rates, ii) general economic conditions, iii) legislative/regulatory changes, iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, v) changes in the quality or composition of FFC's loan and investment portfolios, vi) demand for loan products, vii) deposit flows, viii) competition, ix) demand for financial services in FFC's markets and
x) changes in accounting principles, policies or guidelines. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

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

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


        a. Exhibits:

                  Exhibit 11 - Computation of Earnings Per Share

                  Exhibit 27 - Financial Data Schedule


        b. Reports on Form 8-K:

                            On January 14, 1997, the Registrant  filed a Current
                  Report on Form 8-K with the Securities and Exchange Commission to report that FFC had announced earnings for the year ended December 31, 1996.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FIRST FINANCIAL CORPORATION


Date: May 9, 1997                        /s/ John C. Seramur
                                         --------------------
                                         John C. Seramur, President
                                         (Chief Executive Officer) and Director





Date: May 9, 1997                        /s/ Thomas H. Neuschaefer
                                         --------------------------
                                         Thomas H. Neuschaefer
                                         Vice President, Treasurer and Chief
                                         Financial Officer

                                  EXHIBIT INDEX





              11     -        Computation of Earnings Per Share

              27     -        Financial Data Schedule