Form 10-Q
period 1997-06-30
FIRST FINANCIAL CORP /WI/
filed 1997-08-14
CIK 735553

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1997
                               -------------------

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock, par value $1.00 per share            36,217,543 Shares
   ---------------------------------------          -------------------------
                  Class                           Outstanding at July 31, 1997

                           FIRST FINANCIAL CORPORATION

                                 FORM 10-Q INDEX




Part I -          Financial Information

               Consolidated Balance Sheets as of June 30, 1997
                  (Unaudited) and December 31, 1996

               Unaudited Consolidated Statements of Income for
                  the Three Months and Six Months Ended
                  June 30, 1997 and 1996

               Unaudited Consolidated Statement of Changes in
                  Stockholders' Equity for the Six Months Ended
                  June 30, 1997

               Unaudited Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 1997 and 1996

               Notes to Unaudited Consolidated Financial Statements

               Management's Discussion and Analysis:
                  Comparison of the Consolidated Balance Sheets
                  at June 30, 1997 (Unaudited) and December 31,
                  1996

                  Comparison of the Unaudited Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 1997 and 1996


Part II -         Other Information

               Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibits

                           FIRST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                             JUNE 30,
                                                                               1997               DECEMBER 31,
                                                                            (UNAUDITED)              1996
                                                                           ----------             ----------
                                                                                       (In thousands)
Cash                                                                       $   91,459             $  133,529
Federal funds sold                                                              2,616                  2,513
Interest-earning deposits                                                      31,328                 18,043
                                                                           ----------             ----------
     Cash and cash equivalents                                                125,403                154,085

Securities available for sale (at fair value):
     Investment securities                                                    154,716                136,477
     Mortgage-related securities                                            1,278,940              1,048,085
Securities held to maturity (at amortized cost):
     Investment securities (fair value of
     $55,929,000--1997 and $57,996,000--1996)                                  56,261                 58,434
     Mortgage-related securities (fair value of
     $540,488,000--1997 and $597,106,000--1996)                               563,742                602,352
Loans receivable:
     Held for sale                                                             19,467                 19,119
     Held for investment                                                    3,547,321              3,493,700
Foreclosed properties and repossessed assets                                    4,026                  3,997
Real estate held for investment or sale                                         7,407                  7,431
Office properties and equipment                                                50,470                 50,428
Intangible assets, less accumulated amortization                               10,995                 12,739
Other assets                                                                  112,753                113,584
                                                                           ----------             ----------
                                                                           $5,931,501             $5,700,431
                                                                           ==========             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                   $4,517,674             $4,444,932
Borrowings                                                                    908,096                769,526
Advance payments by borrowers
     for taxes and insurance                                                   41,220                 13,382
Other liabilities                                                              41,786                 62,080
                                                                           ----------             ----------
        Total liabilities                                                   5,508,776              5,289,920

Stockholders' equity:
     Serial preferred stock, $1 par value:
       Authorized, 3,000,000 shares
       None issued
     Common stock, $1 par value:
       Authorized, 75,000,000 shares
       Issued, 37,658,986 (1997),
         37,450,879 (1996)
       Outstanding, 36,209,366 (1997)
         36,802,484 (1996)                                                     37,659                 37,451
     Additional paid-in capital                                                45,029                 43,668
     Net unrealized gain on
       securities available for sale                                            4,829                  1,300
     Treasury stock, 1,449,620 (1997) and
       648,395 (1996) shares, at cost                                         (35,495)               (14,447)
     Retained earnings                                                        370,703                342,539
                                                                           ----------             ----------
       Total stockholders' equity                                             422,725                410,511
                                                                           ----------             ----------
                                                                           $5,931,501             $5,700,431
                                                                           ==========             ==========

           See notes to unaudited consolidated financial statements.

                           FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    JUNE 30,                           JUNE 30,
                                                              ---------------------                 ---------------
                                                            1997               1996             1997             1996
                                                          --------          ---------         --------         ------
                                                                   (In thousands, except
                                                                     per share amounts)
Interest income:
   Mortgage loans                                         $ 43,720            $ 43,406        $ 86,808        $ 89,285
   Other loans                                              30,803              31,374          61,431          63,033
   Mortgage-related securities                              32,128              20,658          62,485          42,487
   Investments                                               3,953               6,501           8,039          10,756
                                                          --------            --------        --------        --------
     Total interest income                                 110,604             101,939         218,763         205,561
Interest expense:
   Deposits                                                 50,513              49,678         100,284         100,045
   Borrowings                                               11,940               6,534          22,693          13,820
                                                          --------            --------        --------        --------
     Total interest expense                                 62,453              56,212         122,977         113,865
                                                          --------            --------        --------        --------
     Net interest income                                    48,151              45,727          95,786          91,696
Provision for losses on loans                                2,100               2,180           4,350           4,080
                                                          --------            --------        --------        --------
                                                            46,051              43,547          91,436          87,616
Non-interest income:
   Deposit account service fees                              3,747               3,334           7,116           6,476
   Loan fees and service charges                             3,476               3,020           6,696           5,749
   Insurance and brokerage sales
     commissions                                             1,938               1,779           3,878           3,611
   Service fees on loans sold                                1,310               1,564           2,711           3,097
   Net gain on disposition of loans
     and mortgage-related securities                           697                 447           1,825             708
   Net gain on sales of securities
     available for sale                                         --                 391             102             404
   Other                                                       979                 843           1,816           1,590
                                                          --------            --------        --------        --------
      Total non-interest income                             12,147              11,378          24,144          21,635
                                                          --------            --------        --------        --------
      Operating income                                      58,198              54,925         115,580         109,251
                                                          --------            --------        --------        --------
Non-interest expense:
   Compensation, payroll taxes
     and benefits                                           12,863              11,183          25,673          23,266
   Occupancy                                                 2,362               2,374           4,922           4,832
   Data processing                                           1,914               1,885           3,751           3,750
   Marketing                                                 1,668               1,613           3,564           3,270
   Telephone and postage                                     1,592               1,587           3,369           3,285
   Loan expenses                                             1,561               1,883           3,014           3,604
   Furniture and equipment                                   1,070               1,254           2,207           2,614
   Amortization of intangible assets                           872               1,265           1,744           2,529
   Federal deposit insurance premiums                          723               2,542           1,430           5,103
  Net income from foreclosed
     properties                                                (60)               (183)            (85)           (123)
   Other                                                     2,506               2,890           5,162           5,558
                                                          --------            --------        --------        --------
     Total non-interest expense                             27,071              28,293          54,751          57,688
                                                          --------            --------        --------        --------
Income before income taxes
  and extraordinary item                                    31,127              26,632          60,829          51,563
Income taxes                                                11,147               9,051          21,739          16,648
                                                          --------            --------        --------        --------
Income before extraordinary item                            19,980              17,581          39,090          34,915
Extraordinary item                                              --                  --              --            (686)
                                                          --------            --------        --------        --------

Net income                                                $ 19,980            $ 17,581        $ 39,090        $ 34,229
                                                          ========            ========        ========        ========
Earnings per share:
  Primary and fully diluted:
     Income before extraordinary
      item                                                $   0.54            $   0.46        $   1.05        $   0.92
     Extraordinary item                                         --                  --              --           (0.02)
                                                          --------            --------        --------        --------
     Net income                                           $   0.54            $   0.46        $   1.05        $   0.90
                                                          ========            ========        ========        ========

Cash dividends per share                                  $   0.15            $   0.12        $   0.30        $   0.24
                                                          ========            ========        ========        ========

           See notes to unaudited consolidated financial statements.

                           FIRST FINANCIAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                  NET
                                              UNREALIZED
                               COMMON          HOLDING
                              STOCK AND         GAIN ON
                              ADDITIONAL       SECURITIES
                               PAID-IN         AVAILABLE        TREASURY         RETAINED        STOCKHOLDERS'
                               CAPITAL         FOR SALE          STOCK          EARNINGS           EQUITY
                              --------         --------         --------        --------             --------
                                                              (In thousands)
Balances at
  December 31, 1996           $ 81,119         $  1,300         $(14,447)       $342,539            $410,511

Net income for the
  six months ended
  June 30, 1997                                                                   39,090              39,090

Cash dividends paid
  ($0.30 per share)                                                              (10,926)            (10,926)

Exercise of stock
  options                        1,569                                                                 1,569

Change in net un-
  realized holding
  gain on
  securities
  available for
  sale (net of
  taxes)                                          3,529                                                3,529

Treasury stock
  purchased                                                      (21,048)                            (21,048)
                              --------         --------         --------        --------             --------

BALANCES AT
  JUNE 30, 1997               $ 82,688         $  4,829         $(35,495)       $370,703            $422,725
                              ========         ========         ========        ========            ========


See notes to unaudited consolidated financial statements.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                            --------------------------------------
                                                                                               1997                          1996
                                                                                            ----------                     -------
OPERATING ACTIVITIES                                                                              (In thousands)
   Net income                                                                               $   39,090              $  34,229
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Decrease (increase) in accrued interest on loans                                          (1,158)                   898
      Increase in accrued interest on deposits                                                   3,765                  2,706
      Loans originated for sale                                                                (61,850)              (138,695)
      Proceeds from sales of loans held for sale                                                74,374                172,115
      Provision for depreciation                                                                 2,538                  2,938
      Provision for losses on loans and other assets                                             4,350                  3,748
      Amortization of intangible assets and servicing rights                                     2,824                  3,436
      Net gain on sales of loans and other assets                                               (1,923)                (1,112)
      Other                                                                                      1,679                (27,303)
                                                                                            -----------              --------
     Net cash provided by operating activities                                                  63,689                 52,960

INVESTING ACTIVITIES

   Proceeds from sales of investment securities available
     for sale                                                                                   10,295                  2,513
   Proceeds from sales of mortgage-related securities
     available for sale                                                                         20,610                334,923
   Proceeds from maturities of investment securities held
     to maturity                                                                                 1,911                 54,309
   Proceeds from maturities of investment securities
     available for sale                                                                          2,818                  5,247
   Purchases of investment securities held to maturity                                              --                (29,849)
   Purchases of investment securities available for sale                                       (31,350)               (77,994)
   Purchases of mortgage-related securities                                                   (288,441)              (458,337)
   Principal payments received on mortgage-related securities                                   89,102                111,251
   Principal collected on loans receivable                                                     345,390                334,750
   Loans originated for portfolio                                                             (419,606)              (421,684)
   Additions to office properties and equipment                                                 (2,396)                (2,634)
   Proceeds from sales of foreclosed properties and
     repossessed assets                                                                          3,974                  4,269
                                                                                            ----------             ----------
     Net cash used in investing activities                                                    (267,693)              (143,236)

FINANCING ACTIVITIES

   Net increase in deposits                                                                     68,977                 18,821
   Net increase in advance payments by borrowers for
     taxes and insurance                                                                        27,838                 31,778
   Funding of official checks for borrower tax escrows                                         (29,658)               (35,692)
   Net increase (decrease) in reverse repurchase agreements                                     94,246                (11,297)
   Proceeds from borrowings                                                                  1,113,400                887,500
   Repayments of borrowings                                                                 (1,069,076)              (805,800)
   Proceeds from exercise of stock options                                                       1,569                  1,333
   Purchase of treasury stock                                                                  (21,048)                   --
   Payments of cash dividends to stockholders                                                  (10,926)                (8,968)
                                                                                            ----------             ----------
     Net cash provided by financing activities                                                 175,322                 77,675
                                                                                            ----------             ----------

Decrease in cash and cash equivalents                                                          (28,682)               (12,601)
Cash and cash equivalents at beginning of period                                               154,085                172,109
                                                                                            ----------             ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $  125,403             $  159,508
                                                                                            ==========             ==========

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

        The financial statements reflect adjustments, all of which are of a normal recurring nature, and in the opinion of management, necessary for a fair statement of the results for the interim periods, and are presented on an unaudited basis. In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The operating results for the first six months of 1997 are not necessarily indicative of the results which may be expected for the entire 1997 fiscal year. The December 31, 1996 balance sheet included herein is derived from the consolidated financial statements included in FFC's 1996 Annual Report to Shareholders. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in FFC's 1996 Annual Report to Shareholders.

NOTE B - FIRST FINANCIAL CORPORATION

        At June 30, 1997, FFC conducted business as a nondiversified unitary thrift holding company and its principal asset was all of the capital stock of FF Bank. The primary business of FFC is the business of FF Bank. FFC's activities are primarily comprised of providing limited administrative services to FF Bank.

NOTE C - EARNINGS PER SHARE

        Primary and fully diluted earnings per share for the periods ended June 30, 1997 and 1996 have been determined based on the weighted average number of common shares outstanding during each period and common equivalent shares, using the treasury share method, outstanding at the end of each period. FFC's common stock equivalents consist entirely of stock options. See Exhibit 11 to this Report for a detailed computation of earnings per share.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective for periods ending after December 15, 1997. Early application of SFAS No. 128 is not permitted. Pro forma earnings per share ("EPS") data using the criteria set forth by SFAS No. 128, would be as follows for the periods presented:

                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                 JUNE 30,                     JUNE 30,
                         ----------------------        ----------------------
                           1997          1996            1997            1996
                         --------      --------        --------        ------

     Basic EPS           $  0.55        $  0.47        $  1.07         $  0.92
     Diluted EPS         $  0.54        $  0.46        $  1.05         $  0.90



NOTE D - DIVIDENDS PAID OR DECLARED TO STOCKHOLDERS

        The Board of Directors of FFC on May 21, 1997, declared a $0.15 per share quarterly cash dividend payable on June 30, 1997 to shareholders of record of FFC common stock on June 13, 1997.

NOTE E - CONTINGENT LIABILITIES

        FF Bank has previously entered into agreements whereby, for an annual fee, letters of credit are issued by FF Bank in connection with the issuance of industrial development revenue bonds. At June 30, 1997, bond issues totaling $6.9 million are supported by such letters of credit. At June 30, 1997, each of the outstanding bonds for which FF Bank has issued letters of credit is current with regard to debt service payments.

NOTE F - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                             FOR THE
                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                        1997          1996
                                                      --------      ------
                                                          (In thousands)

Supplemental disclosure of cash flow information:
   Cash paid or credited to accounts during
      period for:
     Interest on deposits and borrowings              $118,321    $111,090
     Income taxes                                       20,452      16,877
   Non-cash investing activities:
     Mortgage loans transferred to held for sale
      portfolio                                         12,473      21,775
     Loans receivable transferred to foreclosed
      properties                                         3,772       3,214
     Mortgage loans securitized and transferred to
      mortgage-related securities available for sale        --     161,087

NOTE G - STOCK SPLIT

       On December 30, 1996, FFC distributed a five-for-four stock split to shareholders of record on December 16, 1996. All numbers of shares and per share amounts included herein have been adjusted to reflect this distribution.

NOTE H - PENDING MERGER

       On May 14, 1997, Associated Banc-Corp ("Associated") of Green Bay, Wisconsin and FFC announced the signing of a definitive agreement for a merger-of-equals in a stock-for-stock transaction (the "Merger"). The merger agreement provides for each share of FFC common stock to be exchanged for .765 shares of Associated common stock on a tax-free basis. The merger, which requires approval by shareholders of both companies and regulatory authorities, is expected to be completed later in 1997. This transaction will be accounted for as a pooling-of-interests. The merged company will retain the Associated name and Associated will be the surviving holding company for FF Bank. Headquarters has been designated to be in Green Bay and it is anticipated that significant operations will remain in both Stevens Point and Green Bay. Pursuant to the execution of the definitive agreement to merge, each company executed a stock option agreement providing for the purchase of 19.9% of the other's common stock under specified circumstances. This Merger will result in an institution with combined assets of approximately $10.5 billion, equity capital of approximately $900 million and a network of over 220 full-service banking locations throughout Wisconsin and Illinois.

       Management of FFC anticipates that, following the Merger, the combined institution will develop a comprehensive business plan. The development of this plan will include the re-evaluation of interest rate risk and credit risk with the intent to implement the current policies, procedures and practices of Associated, which in some cases differ from those of FFC. Management further anticipates that these evaluations may result in changes in i) the intent regarding the holding period of certain securities and ii) the level of allowances for credit losses.

NOTE I - STOCK REPURCHASE PROGRAM

        In conjunction with the announcement of its proposed merger with Associated, FFC immediately terminated its previously announced stock repurchase program. Prior to the termination of the program, FFC repurchased 260,000 shares of its common stock at an average cost of $25.33 per share during the second quarter and 801,225 shares at an average cost of $26.27 per share during the six months ended June 30, 1997. At June 30, 1997, FFC had 1,449,620 outstanding treasury shares.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                  COMPARISON OF THE CONSOLIDATED BALANCE SHEETS
               AT JUNE 30, 1997 (UNAUDITED) WITH DECEMBER 31, 1996

GENERAL:

          Total assets increased to $5.932 billion at June 30, 1997 from $5.700 billion at December 31, 1996. Deposits increased to $4.518 billion at June 30, 1997 from $4.445 billion at year-end 1996 and borrowings increased to $908.1 million from $769.5 million during the same time frame. Advance payments by borrowers for taxes and insurance increased by $27.8 million between December 31, 1996 and June 30, 1997 and other liabilities decreased $20.3 million from December 31, 1996 to June 30, 1997. Stockholders' equity at June 30, 1997 was $422.7 million, up from $410.5 million at year-end 1996.

LIQUIDITY AND CAPITAL RESOURCES:

          At June 30, 1997, total consolidated liquidity, consisting of cash, cash equivalents, and investment securities represented 5.67% of FFC's total assets compared with 6.12% at December 31, 1996. FF Bank is in compliance with requirements relating to minimum levels of liquid assets as defined by the Office of Thrift Supervision ("OTS") regulations. The ongoing management of liquid assets is an integral part of FFC's overall asset/liability management program as described under "Asset/Liability Management." The cash and securities portfolios are among the most flexible assets available for shorter term liability matching. Total consolidated liquidity at June 30, 1997 decreased by $12.6 million as compared to December 31, 1996 liquidity as a result of the net effect of significant changes in various categories of assets and liabilities during the six-month interim period. Some of the more significant changes in these categories, including liquid assets, are summarized as follows:


   CONSOLIDATED                         BALANCE                         BALANCE
   BALANCE SHEET                      DECEMBER 31,    INCREASES         JUNE 30,
  CLASSIFICATION                          1996       (DECREASES)          1997
-------------------                   ------------   -----------      --------
                                                     (In thousands)

Cash and cash equivalents             $  154,085     $  (28,682)     $  125,403
Securities available for sale:
  Investment securities                  136,477         18,239          154,716
  Mortgage-related securities          1,048,085        230,855        1,278,940
Securities held to maturity:
  Investment securities                   58,434         (2,173)          56,261
  Mortgage-related securities            602,352        (38,610)         563,742
Loans receivable, including loans
   held for sale                       3,512,819         53,969        3,566,788
Office properties                         50,428             42           50,470
Intangible assets                         12,739         (1,744)          10,995
Deposits                               4,444,932         72,742        4,517,674
Borrowings                               769,526        138,570          908,096
Advance payments by
 borrowers for taxes
 and insurance                            13,382         27,838           41,220
Other liabilities                         62,080        (20,294)          41,786
Stockholders' equity                     410,511         12,214          422,725

        Changes noted in the "Increases (Decreases)" column of the preceding table are discussed below in the related sections of "Management's Discussion and Analysis."

        Management believes liquidity levels are proper and that adequate additional working capital and borrowings are available through the capital markets, the Federal Home Loan Bank ("FHLB") and other sources.

        On an unconsolidated basis, FFC had cash of $20.2 million. The principal sources of funds for FFC are dividends from FF Bank and earnings on cash reserves. Applicable rules and regulations of the OTS impose limitations on capital distributions by savings institutions such as FF Bank. Savings institutions which have capital in excess of all capital requirements before and after a proposed capital distribution are permitted, after giving prior notice to the OTS, to make capital distributions during a calendar year up to the greater of (i) 100% of net income to date during the calendar year, plus the amount that would reduce by 1/2 its "surplus capital ratio" (the excess capital over its capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. For a discussion of regulatory capital requirements, see "Regulatory Capital."

TOTAL LOANS RECEIVABLE AND HELD FOR SALE:

        Total loans, including loans held for sale, increased $54.0 million to $3.567 billion at June 30, 1997. Total loans are summarized below as of the dates indicated.

                                           JUNE 30,             DECEMBER 31,        INCREASE
                                             1997                  1996            (DECREASE)
                                        -------------          ------------        ----------
                                                              (In thousands)
Real estate loans:
    One- to four-family                 $ 1,914,769            $1,884,018           $  30,751
    Multi-family                            239,342               238,766                 576
    Commercial and non-residential          183,496               176,911               6,585
                                         ----------             ---------           ---------
       Total real estate loans            2,337,607             2,299,695              37,912

Other loans:
    Consumer                                446,824               415,155              31,669
    Home equity                             302,332               296,749               5,583
    Education                               277,546               269,633               7,913
    Credit cards                            169,632               179,352              (9,720)
    Manufactured housing                     90,464               104,783             (14,319)
    Business                                 10,395                11,728              (1,333)

Less net items to loans receivable          (68,012)              (64,276)             (3,736)
                                         ----------            ----------           ---------

Total loans (including loans held
    for sale)                            $3,566,788            $3,512,819           $  53,969
                                         ==========            ==========           =========

          Total real estate loans increased $37.9 million to $2.338 billion at June 30, 1997, from $2.300 billion at December 31, 1996 including a $30.8 million increase in one- to four-family real estate loans in the first half of 1997.

          Consumer loan balances increased $31.7 million and education loans increased $7.9 million in the first six months of 1997 as originations outpaced repayments for these product lines. Credit card loan balances decreased $9.7 million in the first six months of 1997 which is consistent with historical seasonal declines in this portfolio. Manufactured housing loan balances decreased $14.3 million as FFC had previously ceased originating manufactured housing loans and borrowers make repayments.

          Mortgage loans held for sale were $19.5 million at June 30, 1997, as compared to $19.1 million at the end of 1996. Off-balance sheet commitments to extend credit and to sell mortgage loans totaled $54.0 million and $26.8 million, respectively, at June 30, 1997, as compared to $30.2 million and $20.7 million, respectively, at December 31, 1996. During the six months ended June 30, 1997, market interest rates initially moved higher than year-end 1996 rates but then trended downward back to 1996 year-end levels. The fair value of on-balance sheet mortgage loans held for sale and off-balance sheet commitments to originate and sell mortgage loans can vary substantially depending upon the movement of interest rates. Management utilizes various methods to insulate FFC from the effects of such interest-rate movements, principally by securing forward commitments to sell loans in the secondary mortgage market. However, there can be no assurance that these means will be totally effective. Future operations may be affected by the above-discussed risk factors.

MORTGAGE-RELATED SECURITIES:

          The mortgage-related securities ("MBS") portfolio increased $192.3 million during the six months ended June 30, 1997 primarily as a result of the net effect of i) the purchase of $288.4 million of U.S. Government agency-backed MBSs offset by ii) sales of MBSs having an aggregate par value of $20.6 million and iii) principal repayments of $89.1 million. At the end of the second quarter, FF Bank had commitments to purchase U.S. Government agency-backed MBSs having an aggregate par value of $61.0 million.

          The following tables set forth, at the dates indicated, the composition of the MBS portfolio including issuer, security type and financial statement carrying value as well as classification according to available-for-sale or held-to-maturity status:

                                                  CARRYING VALUE AT
                                           JUNE 30,              DECEMBER 31,
                                             1997                   1996
                                         -----------               --------
                                                (In thousands)

ISSUER/SECURITY TYPE
  U.S. Government agencies:
     Mortgage-backed certificates         $1,323,218           $1,093,513
     Collateralized mortgage
      obligations ("CMOs")                   280,171              282,894
                                          ----------           ----------
       Total agencies                      1,603,389            1,376,407
                                          ----------           ----------

  Non-agency:
     Mortgage-backed certificates            238,913              273,595
     CMOs                                        380                  435
                                          ----------           ----------
       Total non-agency                      239,293              274,030
                                          ----------           ----------

       Totals                             $1,842,682           $1,650,437
                                          ==========           ==========

FINANCIAL STATEMENT CLASSIFICATION
  Available-for-sale portfolio            $1,278,940           $1,048,085
  Held-to-maturity portfolio                 563,742              602,352
                                          ----------           ----------

       Total carrying value               $1,842,682           $1,650,437
                                          ==========           ==========

     During the first six months of 1997, FFC reduced its holdings of non-agency MBSs by $34.7 million from $274.0 million at the end of 1996 to $239.3 million at June 30, 1997.

     FFC's portfolio of MBSs totaled approximately $1.843 billion at June 30, 1997:

                                              AMORTIZED            FAIR         CARRYING
                                                 COST              VALUE          VALUE
                                             -----------       -----------     -----------
                                                           (Dollars in thousands)
U.S. Government agencies                     $ 1,592,943       $ 1,579,742     $ 1,603,389

Non-agency:
     Securities rated AA or above                215,724           216,313         215,939
     Securities rated below AA, but
       of investment grade                         9,814             9,300           9,281
     Securities rated below
       investment grade                           15,921            14,073          14,073
                                             -----------       -----------     -----------
                                             $ 1,834,402       $ 1,819,428     $ 1,842,682
                                             ===========       ===========     ===========

The non-agency securities are of investment grade, except for four securities which are rated below investment grade. Each of these securities was issued by an unrelated company, and have an aggregate carrying value of $14.1 million. Based upon i) the results of FFC management's most current review of the performance characteristics of the underlying mortgage loans collateralizing these below-investment-grade securities and ii) the fact that these securities continue to perform, management believes that these MBSs have a net realizable value in excess of their indicated fair value and/or amortized cost and that any indicated impairment in fair value is temporary. FFC's management also has the intent and the ability to retain its investment in these securities for a period of time sufficient to allow for any anticipated recovery of market value.

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


                                          JUNE 30,     DECEMBER 31,
                                            1997            1996
                                       -------------    --------
                                               (In thousands)

  Residential real estate loans           $ 4,820         $ 7,241
  Manufactured housing loans                1,130           2,314
  Credit card loans                         2,630           2,863
  Commercial real estate loans                 --             125
  Consumer and other loans                  1,847           1,658
  Student loans                            22,621          23,034
                                          -------         -------
                                          $33,048         $37,235
                                          =======         =======

        At June 30, 1997, the 90 days or less delinquencies decreased $4.2 million to $33.0 million from $37.2 million at year-end 1996. As a percent of total loans receivable, these loan delinquencies decreased from 1.06% at the end of 1996 to 0.93% at June 30, 1997. The decrease in 90 days or less delinquencies relates to the net effect of changes of such delinquencies for various loan categories, including the more significant as follows, i) a decrease of $2.4 million for residential mortgage loans and ii) a decrease of $1.2 million for manufactured housing loans. These decreases were supplemented with smaller decreases in delinquencies for commercial real estate loans, credit card loans and student loans and offset by a small increase in consumer loan delinquencies.

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

NON-ACCRUAL AND IMPAIRED LOANS:

        FFC places loans into a non-accrual status when loans are contractually delinquent more than 90 days. If appropriate, loans may be placed into non-accrual status prior to becoming 90 days delinquent based upon management's analysis. Non-accrual loans are summarized, for the dates indicated, in the following table:

                                          JUNE 30,                DECEMBER 31,
                                            1997                      1996
                                        ------------              --------
                                                    (In thousands)

One- to four-family residential           $ 5,714                   $ 6,325
Multi-family residential                    1,500                     1,607
Commercial and other real estate               83                        98
Credit cards                                2,208                     2,106
Manufactured housing                          943                     1,164
Consumer and other                            950                       688
                                          -------                   -------
                                          $11,398                   $11,988
                                          =======                   =======

        Non-accrual loans decreased by $600,000 to $11.4 million at June 30, 1997 versus $12.0 million at December 31, 1996. As a percentage of net loans receivable, non-accrual loans decreased to 0.32% at June 30, 1997 from 0.34% at December 31, 1996.

        The credit card non-accrual loans remained relatively stable during the first six months of 1997. FFC is still showing credit card delinquencies somewhat higher than its historical delinquency levels, following national delinquency trends and statistics for this product. However, FFC continues to experience significantly smaller overall credit card delinquencies compared to such national statistics.

        Impaired loans as defined in SFAS No. 114, "Impairment of Loans," are not significant at June 30, 1997. FFC has had no significant troubled debt restructurings during the first half of 1997. All loans included in non-accrual status have been considered by management in its review of the adequacy of allowances for loan losses.

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

        A summary of activity in the allowances for loan losses, for the three months and six months ended June 30, 1997 and 1996, follows:

                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 JUNE 30,                          JUNE 30,
                                           -------------------               --------------
                                             1997       1996                 1997            1996
                                           --------   --------              ------         ------
                                                             (In thousands)
Allowances at beginning of period          $22,926        $24,236         $23,228         $25,235
Provisions                                   2,100          2,180           4,350           4,080
Charge-offs                                 (2,417)        (2,937)         (5,347)         (6,070)
Recoveries                                     351            276             729             510
                                           -------        -------         -------         -------
Allowances at end of period                $22,960        $23,755         $22,960         $23,755
                                           =======        =======         =======         =======


        A discussion of loan loss provisions and charge-offs is presented in "Management's Discussion and Analysis--Comparison of the Unaudited Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 1997 and 1996." An analysis of allowances by loan category and the percentage of such allowances by category and in the aggregate to loans receivable at the dates indicated, follows:

                                                JUNE 30, 1997                           DECEMBER 31, 1996
                                         -------------------------                  ---------------------
                                                AS PERCENTAGE                             AS PERCENTAGE
                                         ALLOWANCE            OF TOTAL LOANS      ALLOWANCE         OF TOTAL LOANS
                                           AMOUNT               IN CATEGORY         AMOUNT            IN CATEGORY
                                           ------               -----------         ------            -----------
                                                          (Dollars in thousands)
Credit cards                             $ 6,552                  3.86%           $ 6,783                   3.78%
Residential real estate                    6,486                   .31              6,610                    .31
Manufactured housing                       1,627                  1.80              1,814                   1.73
Commercial and non-resi-
    dential real estate                    3,764                  2.06              3,621                   2.00
Consumer                                   3,669                   .82              3,462                    .83
Home equity                                  575                   .19                572                    .19
Commercial business                          278                  2.67                343                   2.92
Education                                      9                    --                 23                    .01
                                         -------                                  -------
                                         $22,960                   .64%           $23,228                    .66%
                                         =======                 =====            =======                  =====


        The allowances for loan losses were $23.0 million, or 0.64% of loans receivable, at June 30, 1997 compared to $23.2 million, or 0.66%, at December 31, 1996. The allowances for losses represented 201% of non-accrual loans at June 30, 1997 as compared to 194% at the end of 1996. The decrease of $200,000 in the aggregate allowances for losses from year-end 1996 to June 30, 1997 is the net result of relatively small increases and decreases for the various loan categories. FFC management believes that the allowances for losses are sufficient based upon its current evaluations.

CLASSIFIED ASSETS:

        For regulatory purposes, FF Bank utilizes a comprehensive classification system for thrift institution problem assets. In general, classified assets include non-performing assets plus other loans and assets, including contingent liabilities (see Note E), meeting the criteria for classification. Non-performing assets include non-accrual loans, non-performing MBSs or assets
i) which were previously loans which are not substantially performing under the contractual terms of the original notes, or ii) for which known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with current contractual terms. This non-performing characteristic impacts directly upon the interest income normally expected from such assets. Specifically included are the loans held on a non-accrual basis, non-performing securities, and real estate judgments subject to redemption and foreclosed properties for which FF Bank has obtained title.

        Classified  assets  for  FF  Bank,  including   non-performing   assets,
categorized by type of asset are set forth in the following table:


                                                JUNE 30,          DECEMBER 31,
                                                   1997               1996
                                               ------------       --------
                                                       (In thousands)
CLASSIFIED ASSETS:
   Non-performing assets:
     Non-accrual loans                           $11,398            $11,988
     Foreclosed properties and other
        repossessed assets                         4,026              3,997
                                                 -------            -------
          TOTAL NON-PERFORMING ASSETS             15,424             15,985

   Additional classified performing loans:
     Residential real estate                         145                545
     Commercial real estate                        5,726              6,105
     Consumer and other                              345                580
   Other assets                                    2,094              2,491
   Other adjustments - net                        (1,493)            (1,638)
                                                 -------            -------
          TOTAL CLASSIFIED ASSETS                $22,241            $24,068
                                                 =======            =======


          During the six months ended June 30, 1997, classified assets decreased $1.9 million to $22.2 million from $24.1 million at December 31, 1996 primarily as the net result of the $600,000 decrease in non-accrual loans, as discussed in an earlier section, a combined $1.1 million decrease in additional classified residential, commercial real estate and consumer/other loans, and a decrease of $400,000 in other classified assets. These additional classifications are based on certain characteristics identified as potential weaknesses. As a percentage of total assets, classified assets decreased from 0.42% at year-end 1996 to 0.37% at June 30, 1997.

          All adversely classified assets and off-balance sheet financial guarantees at June 30, 1997, have been considered by FFC management in its evaluation of the adequacy of allowances for losses.

DEPOSITS AND OTHER LIABILITIES:

          Deposits increased $72.8 million during the six months ended June 30, 1997 including interest credits of $80.4 million and net cash outflows of $7.6 million. The weighted average cost of deposits of 4.51% at June 30, 1997 was down from the 4.59% reported at December 31, 1996.

          Advance payments by borrowers for taxes and insurance increased by $27.8 million during the first six months of 1997 as a result of the normal cumulative monthly escrow deposits made by borrowers less interim payments of taxes and insurance premiums.

          Other liabilities decreased $20.3 million from $62.1 million at December 31, 1996 to $41.8 million at June 30, 1997. The higher other liabilities balance at year-end 1996 included outstanding real estate property tax checks of $29.7 million issued to municipalities on behalf of the borrowers and as those checks were paid during early 1997, the other liabilities balance decreased.

BORROWINGS:

          At June 30, 1997, FFC's consolidated borrowings increased $138.6 million to $908.1 million from $769.5 million at December 31, 1996. This increase was primarily due to a $94.2 million net increase in short-term reverse repurchase agreements and a $45.4 million net increase in shorter-term FHLB advances. These additional borrowings were used primarily to fund loans and purchases of U.S. Government agency MBSs.

STOCKHOLDERS' EQUITY:

          Stockholders' equity at June 30, 1997, was $422.7 million, or 7.13% of total assets, as compared to $410.5 million, or 7.20% of total assets, at December 31, 1996. The major changes in stockholders' equity included i) net income of $39.1 million earned during the first six months of 1997 and ii) an improvement of $3.5 million in the net unrealized holding valuation on available-for-sale securities offset by iii) cash dividend payments to stockholders of $10.9 million and iv) the purchase of treasury stock at a cost of $21.0 million. As indicated in Note I to the unaudited consolidated financial statements, FFC's stock repurchase program was terminated during the second quarter of 1997 in conjunction with the announcement of its proposed merger with Associated. Stockholders' equity per share increased from $11.15 per share at year-end 1996 to $11.67 per share at June 30, 1997.

REGULATORY CAPITAL:

          FF Bank is subject to various OTS minimum capital measurements. The level of FF Bank's deposit account insurance premiums also are impacted by the amount of capital.

          As of June 30, 1997, FF Bank had regulatory capital well in excess of applicable requirements. At that date, the following table summarizes FF Bank's capital amounts and capital ratios, and the capital amounts and ratios required by its regulators:



                                                                               MINIMUM
                                                                             REQUIRED FOR                 MINIMUM REQUIRED
                                                                               CAPITAL                       TO BE WELL
                                                                               ADEQUACY                   CAPITALIZED UNDER
                                               ACTUAL                          PURPOSES                    OTS REQUIREMENT
                                          -----------------------     ----------------------------    ---------------------------
                                             AMOUNT         RATIO           AMOUNT         RATIO          AMOUNT          RATIO
                                             ------         -----           ------         -----          ------          -----
                                                                      (DOLLARS IN THOUSANDS)
Tangible capital (to
  tangible assets)                         $380,689         6.43%          $ 88,823        1.50%
Core leverage capital
  (to adjusted
    tangible assets)                        390,451         6.58%           177,939        3.00%        $296,564          5.00%
Risk-based capital
  (to risk-based
    assets)                                 413,280        14.19%           233,077        8.00%         291,346         10.00%
Core leverage capital
  (to risk-based
    assets)                                 390,451        13.40%                                        174,808          6.00%

          The OTS has proposed an interest-rate risk calculation such that an institution with a measured interest-rate risk exposure greater than specified levels must deduct an interest-rate risk component when calculating the OTS risk-based capital requirement. Implementation of these rules remained indefinitely delayed at June 30, 1997. Management of FFC and FF bank do not believe that implementation of these rules would significantly impact the capital requirements of FF bank or cause FF bank to fail to meet its regulatory capital requirements.

LOAN ORIGINATIONS:

          A comparison of loan originations and purchases, including loans originated for sale but excluding purchases of MBSs, for the first six months of 1997 and 1996 is set forth below:

                                                                  SIX MONTHS ENDED JUNE 30,
                                                -------------------------------------------------------
                                                  1997              PERCENT        1996         PERCENT
                                                --------            -------      --------       -------
                                                                   (Dollars in thousands)
LOAN TYPE
 Mortgage:
   One- to four-family                          $  268,174           55.2%       $ 347,146         60.0%
   Multi-family                                     19,679            4.0           19,429          3.4
   Commercial/non-residential                       25,900            5.3           40,185          6.9
                                                ----------          -----        ---------        -----
       Total mortgage origina-
         tions                                     313,753           64.5          406,760         70.3

 Consumer                                          140,187           28.8          137,469         23.7
 Student                                            26,363            5.4           33,585          5.8
 Home equity-net                                     5,584            1.1              533           .1
 Commercial business                                   160             .2              579           .1
                                                ----------          -----        ---------        -----
       Total loans originated                      486,047          100.0%         578,926        100.0%
                                                                    =====                         ======
 Increase in undisbursed
    loan proceeds                                   (4,591)                        (18,547)
                                                ----------                       ---------
       Total loans disbursed                    $  481,456                       $ 560,379
                                                ==========                       =========


        Total loan originations decreased to $486.0 million for the first six months of 1997 from $578.9 million for the same period in 1996. This net 1997 decrease of $92.9 million was primarily attributable to a $93.0 million decrease in mortgage loan originations.

        One- to four-family mortgage loan originations decreased $78.9 million to $268.2 million for the first six months of 1997 as compared to $347.1 million for the same period in 1996. The decrease in originations in 1997 from 1996 reflects decreased borrower demand as interest rates during the first six months of 1997 were generally higher than the market interest rates during the same period in 1996. Approximately 59% of originations for the first six months of 1997 were adjustable-rate mortgage loans which are held for investment purposes. Longer-term fixed-rate mortgages are normally sold into the secondary market. At June 30, 1997, one- to four-family mortgage loan applications in process and loan commitments totaled $55.0 million and $40.4 million, respectively, as compared to $33.4 million and $20.8 million at December 31, 1996.

        Student loan originations decreased to $26.4 million during the first six months of 1997 from $33.6 million for the same period in 1996. This decrease of $7.2 million in student loan originations is due to the conversion to direct lending by a major university in FFC's market area.

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

        The table on page 20 sets forth the combined estimated maturity/repricing structure of FFC's consolidated interest-earning assets (including net items) and interest-costing liabilities at June 30, 1997. Assumptions regarding prepayment and withdrawal rates are based upon FFC's historical experience, and management believes such assumptions are reasonable. The table does not necessarily indicate the impact of general interest rate movements on FFC's net interest income because repricing of certain categories of assets and liabilities through, for example, prepayments of loans and withdrawals of deposits, is beyond FFC's control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the data in the table.

        FFC's consolidated one-year interest-rate sensitivity gap at June 30, 1997 was a positive $47.2 million or 0.80% of total assets. This one-year positive gap position compares to the December 31, 1996 negative gap of $102.6 million or 1.80% of total assets at that date.

        FFC's consolidated one-year positive gap position of 0.80% at June 30, 1997 falls within management's operating range of a 10% positive gap position to a 10% negative gap position. In view of the current interest-rate environment and the related impact on customer behavior, management believes that it is extremely important to weigh and balance the effect of asset/liability management decisions in the short-term in its efforts to maintain net interest margins and acceptable future profitability. As such, management believes that it has been able to achieve a consistent net interest margin while still meeting its asset/liability management objectives.

        In this regard, FF Bank also measures and evaluates interest-rate risk via a separate methodology pursuant to OTS regulations. The net market value of interest-sensitive assets and liabilities is determined by measuring the net present value of future cash flows under varying interest rate scenarios in which interest rates would theoretically increase or decrease up to 400 basis points on a sudden and prolonged basis. This theoretical analysis at June 30, 1997 indicates that FF Bank's current financial position should adequately protect FF Bank, and thus FFC, from the effects of rapid rate changes. The OTS has proposed an interest-rate risk calculation such that an institution with a measured interest-rate risk exposure greater than specified levels must deduct an interest-rate risk component when calculating its OTS risk-based capital requirement. The implementation of this rule remained indefinitely delayed at the end of the second quarter. Management of FFC and FF Bank do not believe that implementation of this rule would significantly impact the capital requirements of FF Bank or cause FF Bank to fail to meet its capital requirements.



                                          FIRST FINANCIAL CORPORATION CONSOLIDATED GAP ANALYSIS AT JUNE 30, 1997



                                        THREE                       GREATER         GREATER       GREATER     GREATER
                                        MONTHS      FOUR MONTHS     THAN ONE       THAN THREE    THAN FIVE    THAN TEN
                                         AND          THROUGH       THROUGH         THROUGH       THROUGH     THROUGH
                                        UNDER        ONE YEAR      THREE YEARS     FIVE YEARS    TEN YEARS    20 YEARS
                                      ---------     ----------     -----------     -----------   ----------  ----------
                                                                    (Dollars in thousands)
Rate-sensitive assets:
   Investments and interest-
     earning deposits, including
     federal funds (a)(b)             $   93,398     $   23,601     $   27,317     $   69,200    $    402     $ 39,299
   Mortgage-related securities (b)     1,058,951        487,249         96,870         66,988      80,093       52,109
   Mortgage loans:
     Fixed-rate (c)(d)                    51,354        131,290        285,294        198,641     218,938      151,059
     Adjustable-rate (c)                 300,621        638,792        297,481            241          --           --
   Other loans                           723,392        204,403        215,369         82,583      54,976        9,320
                                      ----------     ----------     ----------     ----------    --------     --------
                                       2,227,716      1,485,335        922,331        417,653     354,409      251,787

Rate-sensitive liabilities:
   Deposits (e)(f):
     Checking                            123,285         25,804         64,467         50,469      79,185       72,797
     Money market accounts                92,765         77,333        142,287         48,516      40,995       10,407
     Passbook                            263,107        194,742         50,826         36,594      52,696       33,537
     Certificates of deposit             562,083      1,429,800        979,382         65,087       2,768           --
   Borrowings                            646,867        250,105          4,340            957         597        1,910
                                      ----------     ----------     ----------     ----------    --------     --------
                                       1,688,107      1,977,784      1,241,302        201,623     176,241      118,651
                                      ----------     ----------     ----------     ----------    --------     --------


GAP (repricing difference)            $  539,609     $ (492,449)    $ (318,971)    $  216,030    $178,168     $133,136
                                      ==========     ==========     ==========     ==========    ========     ========


Cumulative GAP                        $  539,609     $   47,160     $ (271,811)    $  (55,781)   $122,387     $255,523
                                      ==========     ==========     ==========     ==========    ========     ========


Cumulative GAP/Total assets                 9.10%          0.80%         (4.58)%        (0.94)%      2.06%        4.31%
                                      ==========     ==========     ==========     ==========    ========     ========

                                       GREATER
                                        THAN
                                       20 YEARS         TOTAL
                                       --------        -------


Rate-sensitive assets:
   Investments and interest-
     earning deposits, including
     federal funds (a)(b)             $   31,003     $  284,220
   Mortgage-related securities (b)           422      1,842,682
   Mortgage loans:
     Fixed-rate (c)(d)                     3,034      1,039,610
     Adjustable-rate (c)                      --      1,237,135
   Other loans                                --      1,290,043
                                      ----------     ----------
                                          34,459      5,693,690

Rate-sensitive liabilities:
   Deposits (e)(f):
     Checking                             40,048        456,055
     Money market accounts                 1,156        413,459
     Passbook                              7,866        639,368
     Certificates of deposit                  --      3,039,120
   Borrowings                              3,320        908,096
                                      ----------     ----------
                                          52,390      5,456,098
                                      ----------     ----------


GAP (repricing difference)            $  (17,931)    $  237,592
                                      ==========     ==========


Cumulative GAP                        $  237,592
                                      ==========


Cumulative GAP/Total assets                 4.01%
                                      ==========

(a) Investments are adjusted to include FHLB stock totaling $39.3 million as investments in the "Greater Than Ten Through 20 Years" category.

(b) Investment and mortgage-related securities are presented at carrying value, including net unrealized gain or loss on available-for-sale securities.

(c) Based upon 1) contractual maturity, 2) repricing date, if applicable, 3) scheduled repayments of principal and 4) projected prepayments of principal based upon FFC's historical experience as modified for current market conditions.

(d)  Includes loans held for sale.

(e) Deposits include $41.2 million of advance payments by borrowers for tax and insurance and exclude accrued interest on deposits of $10.9 million.

(f) FFC has assumed that its passbook savings, checking accounts and money market accounts would have projected annual withdrawal rates, based upon FFC's historical experience, of 26%, 34% and 42%, respectively.

                                COMPARISON OF THE
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 1997 AND 1996

SELECTED INCOME STATEMENT INFORMATION:

         For the second quarter of 1997, FFC reported net income of $20.0 million, up from the $17.6 million reported for the second quarter of 1996. Fully diluted earnings per share for the 1997 quarter amounted to $0.54 per share as compared to $0.46 per share for the 1996 quarter. The annualized return on assets for the second quarter of 1997 increased to 1.37% from 1.29% for 1996, while the annualized return on average equity for the second quarter of 1997 increased to 19.44% as compared to 17.41% for the second quarter of 1996.

         For the first half of 1997, FFC reported net income of $39.1 million in comparison with income, before an extraordinary charge, of $34.9 million for the first half of 1996. The 1996 extraordinary charge, $686,000 or $0.02 per share, related to costs associated with the early redemption of FFC's outstanding subordinated notes originally scheduled to mature in 1999. Fully diluted earnings per share for 1997 amounted to $1.05 per share as compared to $0.92 per share prior to the extraordinary charge for 1996. Excluding the 1996 extraordinary item, the annualized return on assets for the first half of 1997 increased to 1.35% from 1.28% for 1996, while the annualized return on average equity for the first half of 1997 increased to 18.92%, compared to 17.55% for the first half of 1996.

NET INTEREST INCOME:

         Net interest income increased $2.5 million to $48.2 million during the second quarter of 1997 from $45.7 million for the second quarter of 1996, primarily due to an increase in average balances of interest-earning assets and interest-bearing liabilities from $5.186 billion and $4.938 billion, respectively, in 1996 to $5.629 billion and $5.357 billion, respectively, in 1997. The net interest margin of 3.41% for the second quarter of 1997, however, was down from the 3.52% reported for the second quarter of 1996. The decrease in the margin in 1997 was offset by an improvement in the earning-asset ratio from 105.01% in 1996 to 105.08% in 1997. The average yield on interest-earning assets (7.87% in 1996 versus 7.86% in 1997) decreased by 1 basis point, while the average cost of interest-bearing liabilities (4.57% in 1996 versus 4.67% in 1997), increased ten basis points, reflecting a higher cost of funds in 1997.

         Net interest income increased $4.1 million to $95.8 million during the first half of 1997 from $91.7 million for the first half of 1996, primarily due to an increase in average balances of interest-earning assets and interest-bearing liabilities from $5.180 billion and $4.940 billion, respectively, in 1996 to $5.563 billion and $5.295 billion, respectively, in 1997. The net interest margin of 3.42% reported for the first half of 1997, however, was down from the 3.53% reported for the first half of 1996. The decrease in the margin in 1997 was offset by an improvement in the earning-asset ratio from 104.86% in 1996 to 105.06% in 1997. The average yield on interest-earning assets (7.95% in 1996 versus 7.87% in 1997) decreased by eight basis points, while the average cost of interest-bearing liabilities (4.63% in 1996 versus 4.68% in 1997), increased five basis points. The decrease in the margin and the average yield on earning assets relates to the sale of credit card loans and mortgage-backed securities during the latter half of 1996.

INTEREST SPREAD:

         The following table sets forth the weighted average yield earned on FFC's interest-earning assets, the weighted average interest rate paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the quarter and the six months ended June 30, 1997 and 1996. A comparison of similar data at June 30, 1997 and 1996 is also shown.

                                FOR THE              FOR THE
                          THREE MONTHS ENDED     SIX MONTHS ENDED            AT
                                JUNE 30,            JUNE 30,              JUNE 30,
                          ------------------     ----------------    -------------------
                             1997     1996        1997      1996        1997      1996
                             ----     ----        ----      ----        ----      ----
Weighted average yield
   on interest-earning
  assets                    7.86%     7.87%       7.87%     7.95%      7.84%     7.98%

Weighted average rate
   paid on deposits and
  borrowings                4.67      4.57        4.68      4.63       4.71      4.61
                           -----     -----       -----     -----      -----     -----

Interest spread             3.19%     3.30%       3.19%     3.32%      3.13%     3.37%
                           =====     =====       =====     =====      =====     =====

Net interest margin
   (net interest income
   as a percentage of
  earning assets)           3.41%     3.52%       3.42%     3.53%      3.34%     3.50%
                           =====     =====       =====     =====      =====     =====


       The interest spread was 3.19% for both the three months and six months ended June 30, 1997, as compared to 3.30% and 3.32%, respectively, for the same periods in 1996. The interest margin decreased to 3.42% for the six month period ended June 30, 1997 from 3.53% for the 1996 period, due to the factors noted above. The interest spread and the net interest margin were 3.13% and 3.34%, respectively, at June 30, 1997 as compared to 3.37% and 3.50%, respectively, at June 30, 1996.

PROVISIONS FOR LOSSES ON LOANS:

       Provisions for loan losses decreased $100,000 to $2.1 million for the second quarter of 1997 compared to $2.2 million for the 1996 quarter while the provisions for loan losses increased $300,000 between the 1996 and 1997 first six-month periods. Net charge-offs for the second quarter of 1997 approximated related period provisions. Net charge-offs for the first six months of 1997 exceeded the related period provisions by $200,000 due to i) previously provided for charge-offs related to the manufactured housing portfolio and ii) lower provisions added to the loss allowances for residential mortgage loans based on current evaluations of the portfolio.

       The following table summarizes FFC's net charge-off experience by category for the three months and six months ended June 30, 1997 and 1996.

                                 FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                    ENDED JUNE 30,                   ENDED JUNE 30,
                             -------------------------        ---------------------------
                               1997            1996              1997            1996
                             -----------    -----------       -----------     -----------
                                 NET             NET              NET             NET
                             CHARGE-OFFS    CHARGE-OFFS       CHARGE-OFFS     CHARGE-OFFS
                             -----------    -----------       -----------     -----------
LOAN TYPE                                     (Dollars in thousands)

Credit cards                    $1,656        $1,832              $3,417         $5,006
Manufactured housing               152           233                 585            924
Residential real estate             62           172                 146            736
Consumer and other                 194           139                 359            232
Commercial business                  2             9                 111            216
                                ------        ------              ------         ------
                                $2,066        $2,385              $4,618         $7,114
                                ======        ======              ======         ======

Net charge-offs as a
  percent of average loans
  outstanding (annualized)        0.23%         0.27%               0.26%          0.27%
                                ======        ======              ======         ======


        The $300,000 decrease in net charge-offs for the quarter ended June 30, 1997 versus the same period in 1996 reflects the net decreases for various loan category net charge-offs with the exception of a small increase in consumer loan net charge-offs as this portfolio continues to expand. The $1.7 million of net credit card loan charge-offs for the three months ended June 30, 1997, while decreased from the 1996 level, remains higher than historical levels. The current increased level of credit card loan net charge-offs is following national trends; however, FFC's experience is at a somewhat lower percentage than the national averages. During the third quarter of 1996, FFC sold an affinity group of the credit card loan portfolio that was experiencing higher than average delinquencies and charge-offs and that sale has helped to reduce
1997 credit card losses. FFC management continues to closely monitor the provisions for losses allocated to credit card loss allowances to keep pace with net charge-off experience and that allowance at June 30, 1997 is 3.86% of credit card loan balances compared to 3.78% as of December 31, 1996.

        The OTS and the FDIC, as an integral part of their supervisory examination process, periodically review FF Bank's allowances for losses. These agencies may require FF Bank to recognize additions to the allowances based upon their judgment of information available to them at the time of their examination. A regularly scheduled supervisory examination by the OTS was completed in early 1997 and no corrective actions were required.

        Management of FFC and FF Bank believe that the current level of provisions for losses are sufficient based upon its allowance criteria. See "Allowances for Loan Losses" for further discussion.

NON-INTEREST INCOME:

Changes in non-interest income for the periods indicated are summarized below:

                                      THREE MONTHS ENDED                                      SIX MONTHS ENDED
                                            JUNE 30,                                                JUNE 30,
                                -----------------------------------------            --------------------------------------
                                                                 INCREASE                                         INCREASE
                                  1997            1996          (DECREASE)             1997         1996         (DECREASE)
                                --------        --------        ----------           -------       -------       ----------
                                                                      (In thousands)
INCOME CATEGORY

Deposit account
 service fees                   $ 3,747         $ 3,334           $  413             $ 7,116       $ 6,476       $    640
Loan fees and
 service charges                  3,476           3,020              456               6,696         5,749            947
Insurance and
 brokerage
 commissions                      1,938           1,779              159               3,878         3,611            267
Service fees on
 loan sold                        1,310           1,564             (254)              2,711         3,097           (386)
Gain on sales
 of loans and MBSs                  697             447              250               1,825           708          1,117
Gain on sales of
 investments                         --             391             (391)                102           404           (302)
Other                               979             843              136               1,816         1,590            226
                                -------         -------         --------             -------       -------       --------
                                $12,147         $11,378         $    769             $24,144       $21,635       $  2,509
                                =======         =======         ========             =======       =======       ========


         Non-interest income increased $800,000 for the second quarter of 1997 as compared to the 1996 quarter. FFC's fee-based income continued to increase as
i)  deposit-related  fees were up  $400,000,  ii) loan fees were up $500,000 and
iii) insurance/brokerage sales commissions increased $200,000. Net gains on the disposition of loans and MBSs increased $300,000 as a net result of i) a decrease of $500,000 in gains achieved upon the sale of loans in the secondary mortgage market and the realization of related originated mortgage servicing rights ("OMSRs") and ii) a decrease of $800,000 in the loss realized upon the disposition of MBSs. The 1997 decrease in gains on sales of loans, and the recognition of related OMSRs, was related to the lower level of production of fixed-rate mortgage loans as general interest rates fluctuated during the course of the second quarter and borrowers selected fixed-rate loans less often than in 1996. FFC sells long-term, fixed-rate mortgage loans in the normal course of interest-rate risk management. Gains or losses realized from the sale of loans held for sale and the related recognition of OMSRs can fluctuate significantly from period to period depending upon the volatility of interest rates and the volume of loan originations. Thus, results of sales in any one period may not be indicative of future results. FFC realized gains of $2.2 million on the sale of MBSs in the second quarter of 1996 offset by a loss of $3.0 million recognized in the same quarter on sales of MBSs and an impairment writedown of non-agency MBSs.

         Non-interest income increased $2.5 million for the first half of 1997 as compared to the 1996. FFC's fee-based income continued to increase as i) deposit-related fees were up $600,000, ii) loan fees were up $900,000, and iii) insurance/brokerage sales commissions increased $300,000. Net gains on the disposition of loans and MBSs increased $1.1 million as a net result of i) a decrease of $1.2 million in gains achieved upon the sale of loans in the secondary mortgage market and the realization of related OMSRs, and ii) a decrease of $2.3 million in losses realized upon the disposition of MBSs. The 1997 decrease in gains on sales of loans, and the recognition of related OMSRs, was related to the lower level of production of fixed-rate mortgage loans as general interest rates fluctuated during the course of the first half.

NON-INTEREST EXPENSE:

A summary of changes in non-interest expense, for the periods indicated and by major categories, follows:

                                           THREE MONTHS ENDED                                   SIX MONTHS ENDED
                                                JUNE 30,                                            JUNE 30,
                                ------------------------------------------           ---------------------------------------
                                                                 INCREASE                                         INCREASE
                                  1997            1996          (DECREASE)             1997         1996         (DECREASE)
                                --------        --------        ----------           -------       -------       ----------
                                                                   (Dollars in thousands)
EXPENSES CATEGORY

Compensation and
 benefits                       $12,863         $11,183           $1,680             $25,673       $23,266       $ 2,407
Occupancy                         2,362           2,374              (12)              4,922         4,832            90
Marketing                         1,668           1,613               55               3,564         3,270           294
Amortization of
 intangible assets                  872           1,265             (393)              1,744         2,529          (785)
Federal deposit
 insurance premium                  723           2,542           (1,819)              1,430         5,103        (3,673)
All other                         8,583           9,316             (733)             17,418        18,688        (1,270)
                                -------         -------         --------             -------       -------       -------
                                $27,071         $28,293         $ (1,222)            $54,751       $57,688       $(2,937)
                                =======         =======         ========             =======       =======       =======


         Non-interest expense decreased approximately $1.2 million and $2.9 million for the quarter and six months ended June 30, 1997 as compared to 1996. These decreases are primarily related to the decrease in federal deposit insurance premiums in 1997 following legislation in 1996 to create relative parity between the bank and thrift insurance funds of the Federal Deposit Insurance Corporation. Compensation and benefits increased in 1997 compared to 1996 primarily due to benefits realized by FFC in 1996 from the use of its Employee Stock Ownership Plan ("ESOP"), acquired in a 1995 acquisition, in place of FFC's normal profit sharing contribution. The ESOP shares, which were purchased in 1992, were grandfathered from Statement of Position ("SOP") No. 93-6 issued by the American Institute of Certified Public Accountants. Expense for ESOP shares allocated to FFC employees was recorded at cost as opposed to market value as required by SOP No. 93-6 for shares acquired after 1992. As of year end 1996, all ESOP shares were fully allocated to FFC employees and no further grandfathered benefit will be available. FFC realized a benefit of $800,000 and $1.1 million, respectively, for the quarter and the six months ended June 30, 1996, relative to the use of the ESOP. The decrease in the amortization of intangible assets relates to a change in accounting for such assets in the latter part of 1996.

         Non-interest expense decreased as a percentage of average assets to 1.85% and 1.89% for the quarter and six months ended June 30, 1997 compared to 2.07% and 2.12%, respectively, for the same periods in 1996. Controllable non-interest expenses, which exclude the amortization of intangible assets and significant one-time expenditures (if any), decreased to 1.80% and 1.83% of average assets for the quarter and six months ended June 30, 1997 as compared to 2.00% and 2.03% for 1996. In addition, FFC's efficiency ratio (which represents the ratio of controllable expenses to recurring income) improved to 44.06% and 44.99%, respectively, for the quarter and six months ended June 30, 1997 as compared to 48.36% and 49.26% for the same periods in 1996.

INCOME TAXES:

         Income tax expense increased $5.1 million for the first half of 1997 as compared to 1996. This increase is related to i) the 18.0% increase in pre-tax income in 1997, and ii) the realization during 1996 of $2.2 million in credits upon the completion of a federal tax audit for the taxable years 1989 through 1991 as well as the resolution of other tax matters. These latter factors resulted in either refunds of taxes previously paid or a reduction in deferred tax asset allowances which had been previously provided. As a result of the above factors, FFC's effective tax rate increased from 32.3% in 1996 to $35.7% in 1997.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         This report contains certain "forward-looking statements." FFC desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all of such forward-looking statements. These forward-looking statements describe future plans or strategies and include FFC's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. FFC's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include but are not limited to i) general market rates, ii) general economic conditions, iii) legislative/regulatory changes, iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, v) changes in the quality or composition of FFC's loan and investment portfolios, vi) demand for loan products, vii) deposit flows, viii) competition, ix) demand for financial services in FFC's markets and
x) changes in accounting principles, policies or guidelines. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

         FFC does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a. On April 22, 1997, the Corporation held an Annual Meeting of Shareholders (the "Annual Meeting"). Matters put to vote at the Annual Meeting included i) the election of three directors, and
               ii) a proposal to amend FFC's Articles of Incorporation to reduce the minimum size of FFC's Board of Directors from 12 directors to 7 directors.

          b. Set forth below is certain information with respect to i) individuals nominated for election as directors at the Annual Meeting and ii) continuing directors whose terms do not expire until future annual meetings.

                  Nominated for                                      For Term
                  Three-Year Terms                                  To Expire
                  ----------------                                  ---------

                  Robert S. Gaiswinkler                                2000
                  Dr. George R. Leach                                  2000
                  John C. Seramur                                      2000

                  Continuing Directors

                  James O. Heinecke                                    1998
                  Robert T. Kehr                                       1999
                  Robert P. Konopacky                                  1999
                  Ignatius H. Robers                                   1998
                  John H. Sproule                                      1998
                  Ralph R. Staven                                      1999
                  Norman L. Wanta                                      1998
                  Arlyn G. West                                        1999

          c. Set forth below are i) a description of the matters voted upon at the Annual Meeting and ii) the number of votes cast for, withheld or abstained relative to these matters:

                    1. Three directors were elected for a term of three years. A list of these directors (including the votes for or withheld) is noted below:

                                                  Votes for      Votes Withheld
                                                  ---------      --------------

                           Robert S. Gaiswinkler  32,452,045         126,797
                           Dr. George R. Leach    32,351,083         227,759
                           John C. Seramur        32,461,759         117,084

                    2. FFC's articles of incorporation were amended to reduce the minimum size of FFC's Board of Directors from 12 directors to 7 directors with 31,741,187 votes for this action, 586,394 votes against and 251,262 votes abstaining.

          d.   Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


        a.  Exhibits:

                  Exhibit 3(a) - Articles of Incorporation, as amended on April
                                 22, 1997

                  Exhibit 11   - Computation of Earnings Per Share

                  Exhibit 27   - Financial Data Schedule


        b. Reports on Form 8-K:

                  On April 22, 1997, FFC announced its second stock repurchase agreement following the expiration of its first repurchase program. Under the second program, up to 5% of FFC's outstanding shares (up to 1,850,000 shares) could be repurchased (see Form 8-K filed May 29, 1997 regarding the termination of this program).

                  On May 29, 1997, FFC filed a Current Report on Form 8-K with the Securities and Exchange Commission to report the announcement on May 14, 1997 that i) FFC had entered into an Agreement and Plan of Merger with Associated Banc-Corp of Green Bay, Wisconsin, ii) in connection with the Agreement, each of the companies entered into separate Option Agreements to purchase newly-issued shares of common stock equal to 19.9% of the outstanding shares of the other company under certain circumstances, and iii) FFC had terminated its stock repurchase program in conjunction with the Agreement.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FIRST FINANCIAL CORPORATION


Date: August 14, 1997                 /s/ John C. Seramur
                                     --------------------
                                      John C. Seramur, President
                                      (Chief Executive Officer) and Director





Date: August 14, 1997                 /s/ Thomas H. Neuschaefer
                                     --------------------------
                                      Thomas H. Neuschaefer
                                      Vice President, Treasurer and Chief
                                      Financial Officer

                                  EXHIBIT INDEX





            3(a)   -        Articles of Incorporation, as amended on
                            April 22, 1997

            11     -        Computation of Earnings Per Share

            27     -        Financial Data Schedule